Form 10-K
period 1993-12-31
PEOPLES FIRST CORP
filed 1994-03-22
CIK 718077

_______________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934, For the Fiscal Year Ended December 31, 1993
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission File Number Number 0-16839

                           PEOPLES FIRST CORPORATION
            (Exact name of registrant as specified in its charter)

          Kentucky                                               61-1023747
(State or other jurisdiction of                               (I R S Employer
 incorporation or organization)                             Identification No.)

100 South Fourth Street
Paducah, Kentucky                                                    42002-2200
(Address of principal exective offices)                              (Zip Code)

     Registrant's telephone number, including area code: (502) 441-1200

          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 16, 1994: Common stock, no par value - $130,060,000.

The number of shares outstanding of the Registrant's only class of stock as of February 16, 1994: Common stock, no par value - 6,169,355 shares outstanding.

                    Documents Incorporated by Reference

Portions of Peoples First Corporation's definitive proxy statement dated
March 24, 1994 are incorporated into Part III.
______________________________________________________________________________1










INDEX
                                                                           Page
_______________________________________________________________________________

PART I.

Item 1.  Business                                                             3
Item 2.  Properties                                                          15
Item 3.  Legal Proceedings                                                   15
Item 4.  Submission of Maters to a Vote of Securities Holders                15

PART II.

Item 5.  Market for the Registrant's Common Stock and Related
           Security Holder Matters                                           16
Item 6.  Selected Financial Data                                             17
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               19
Item 8.  Financial Statements and Supplementary Data                         28
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               58

PART III.

Item 10.  Directors and Executive Officers of the Registrant                 58
Item 11.  Executive Compensation                                             59
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                                   59
Item 13.  Certain Relationships and Related Transactions                     59

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                      59

          Signatures                                                         61

PART I

Item 1.  Business

Peoples First Corporation (the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended. The Company conducts a complete range of commercial and personal banking activities through five wholly owned subsidiaries located in Kentucky - The Peoples First National Bank & Trust Company of Paducah in McCracken County, First Liberty Bank of Calvert City in Marshall County, First National Bank of LaCenter in Ballard County, Salem Bank in Livingston County and Bank of Murray in Calloway County (together, the "Banks"). Peoples First Corporation's principal executive offices are located at 100 South Fourth Street, Paducah, Kentucky 42002-2200.

The Company is a Kentucky Corporation incorporated on March 1, 1983. The Company became a bank holding company when it acquired Peoples First National Bank & Trust Company ("Peoples Bank") in 1983. The Company acquired First Liberty Bank ("Liberty Bank") in 1985, First National Bank of LaCenter ("LaCenter Bank") in 1987 Salem Bank, Inc. ("Salem Bank") in 1989 and Bank of Murray in 1992. Management considers employee relations to be good with all of the bank employees, none of which are covered by a collective bargining agreement.

Dividends from the banks are the principal source of cash income for the Company. Legal limitations are imposed on the amount of dividends that may be paid by the individual banks. Although the Company may engage in other activities, subject to rules and regulations of the Federal Reserve Board and Kentucky Department of Financial Institutions, it is currently expected that the banks will remain the principal source of operating revenues.

Peoples Bank, organized in 1926, provides a full range of banking services to the region through five full service branch offices, three limited service branch offices and one business operations office all located in McCracken County, Kentucky. Commercial lending services provided to medium-size and small businesses, real estate mortgage lending and individual consumer lending services are the primary sources of operating revenues. Peoples Bank had total deposits of $398.2 million at December 31, 1993 and is the second largest commercial bank in McCracken County. At December 31, 1993, Peoples Bank had 208 full-time and 34 part-time employees.

Liberty Bank, organized in 1965, provides a wide variety of banking services to its local area through two full service branches, both located in Marshall County, Kentucky. Commercial, real estate and consumer lending are the primary sources of operating revenues. Liberty Bank is the third largest commercial bank in Marshall County and had total deposits of $31.3 million at December 31, 1993. At December 31, 1993, Liberty Bank had 10 full-time and 2 part-time employees.

First National Bank of LaCenter Bank, organized in 1953, serves its local area with a variety of banking services from its banking office in Ballard County, Kentucky. Agriculture related, real estate and consumer lending are the primary sources of operating revenues. LaCenter Bank had total deposits of $30.8 million at December 31, 1993, and is the second largest commercial bank in Ballard County. At December 31, 1993, LaCenter Bank had 11 full-time and 3 part-time employees.

Salem Bank, organized in 1902, serves the Livingston County and western Crittenden County, area through full service branches located in Salem and Smithland, Kentucky. Agricultural related, real estate and consumer lending are the primary sources of operating income. Salem Bank had total deposits of $37.5 million at December 31, 1993, and was the largest commercial bank in Livingston County. At December 31, 1993, Salem Bank had 13 full-time employees.

Bank of Murray, organized in 1889, serves the Calloway County, area through three full service branches in Murray, Kentucky. Community-based commercial and consumer loans, including agricultural, automobile, real estate and student loans are the primary sources of operating income. Bank of Murray is the largest financial institution headquartered in Calloway County, Kentucky with total deposits of $215.8 million at December 31, 1993. At December 31, 1993, Bank of Murray had 90 full-time and 14 part-time employees.

Pending Acquisitions

The acquisition of First Kentucky Federal Savings Bank (First Kentucky FSB) as more fully described in Footnote 2. to the consolidated financial statements, was consumated on March 10, 1994. First Kentucky FSB, organized in 1934, con-verted to a federally chartered savings bank in 1990. In June 1991, the organ-ization converted from a mutual to a stock form. First Kentucky FSB conducts its operations through its main office in Central City, Kentucky and five branch offices in Muhlenberg, Ohio, McLean and Butler Counties. Residential real estate mortgage lending is the primary source of operating revenues. First Kentucky FSB is the largest financial institution in their immediate market area with total deposits of $160.8 million at December 31, 1993.

On February 24, 1994, the Company entered into a Definitive Merger Agreement with Libsab Bancorp, Inc. and its wholly-owned subsidiary, Liberty Bank & Trust Company (Liberty). The merger is subject to the approval of Libery shareholders and applicable regulatory agencies and is expected to be finalized in the third quarter of 1994. The Company will issue 1,118,000 shares of the Copmpany's stock for all the outstanding stock of Liberty. Liberty has offices in Mayfield and Symsonia and is the largest financial institution in Graves County, Kentucky, with assets of approximately $141.7 million at December 31, 1993.

Competition

The Banks actively compete on local and regional levels with other commercial banks and financial institutions for all types of deposits, loans, trust accounts and the provision of financial and other services. With respect to certain banking services, the Banks compete with insurance companies, savings and loan associations, credit unions and other financial institutions. Many of the Banks' competitors are not commercial banks. For example, the Banks compete for funds with savings and loan associations, money market mutual funds, brokerage houses, and governmental and private issuers of money market instruments. The Banks also compete for loans with other financial institutions and private concerns providing financial services. These include savings and loan associations, finance companies, credit unions, certain governmental agencies and merchants who extend their own credit selling to consumers and other customers. Many of the banks, financial institutions and other interests with which the Banks compete have capital resources substantially in excess of the capital and resources of the Banks.

Supervision and Regulation

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act. As such, it is registered with the Federal Reserve Board and files reports with and is subject to examination by that body.

Peoples Bank and LaCenter Bank, both chartered under the National Bank Act, are subject to the supervision of and are regularly examined by the Comptroller of the Currency of the United States. By law, they are members of the Federal Reserve System and insured members of the Federal Deposit Insurance Corporation. As such, they are subject to regulation by these federal agencies.

Liberty Bank, Salem Bank and Bank of Murray, all chartered under the Common-wealth of Kentucky, are subject to the supervision of and are regularly examined by the Kentucky Department of Financial Institutions. They are insured members of the Federal Deposit Insurance Corporation, and, as such, are subject to regu-lation and examined by that federal agency.

Governmental Monetary Policies and Economic Growth

The continuing volatile conditions in the national economy and in the money markets, together with the effects of actions by monetary and fiscal authorities in recent years, make it exceedingly difficult to predict with any reasonable accuracy the possible future changes in interest rates and their effect on deposit levels, loan demand and the business and earnings of the Registrant and its subsidiaries.

Statistical Disclosures

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

A.  AVERAGE BALANCE SHEETS                       For the Year Ended December 31,
    (in thousands)                               1993         1992         1991
_______________________________________________________________________________

INTEREST-EARNING ASSETS
Federal funds sold                             $3,368       $6,996       $3,663
Taxable securities                            181,114      170,752      101,299
Non-taxable securities                         62,470       54,322       44,649
Loans (1)                                     514,381      423,972      324,841
                                              -------      -------      -------
                                              761,333      656,042      474,452
NONINTEREST-EARNING ASSETS
Cash and due from banks                        25,325       22,526       15,655
Allowance for loan losses                      (8,329)      (6,523)      (5,603)
Other assets                                   34,131       29,888       16,721
                                              -------      -------      -------
                                             $812,460     $701,933     $501,225
                                              =======      =======      =======

INTEREST-BEARING LIABILITIES
Transaction accounts                         $172,018     $143,394     $112,511
Saving deposits                                64,960       49,571       26,764
Time deposits                                 385,381      353,310      273,707
Repurchase agreements                          20,633       23,286        3,422
Notes payable                                  11,962        8,359          453
Other liabilities                              11,893        1,073        2,233
                                              -------      -------      -------
                                              666,847      578,993      419,090

NONINTEREST-BEARING LIABILITIES
Demand deposits                                65,276       54,024       35,615
Other liabilities                               6,955        8,705        4,365

STOCKHOLDERS' EQUITY                           73,382       60,211       42,155
                                              -------      -------      -------
                                             $812,460     $701,933     $501,225
                                              =======      =======      =======

(1) Nonperforming loans are included in
    average loans

B. ANALYSIS OF NET INTEREST EARNINGS             For the Year Ended December 31,
    (in thousands)                               1993         1992         1991
_______________________________________________________________________________

INTEREST INCOME
Federal funds sold                               $104         $255         $202
Taxable securities                             11,041       11,681        8,550
Non-taxable securities (TE) (2)                 5,777        5,087        4,293
Loans                                          44,251       40,329       36,074
                                               ------       ------       ------
                                               61,173       57,352       49,119

INTEREST EXPENSE
Transaction accounts                            4,875        4,700        5,892
Saving deposits                                 1,870        1,745        1,371
Time deposits                                  18,269       20,497       20,006
Repurchase agreements                             667          906          187
Notes payable                                     774          579           26
Other liabilities                                 414           33          149
                                               ------       ------       ------
                                               26,869       28,460       27,631
                                               ------       ------       ------
NET INTEREST INCOME (TE) (2)                   34,304       28,892       21,488
TE Basis Adjustment                            (2,011)      (1,679)      (1,355)
                                               ------       ------       ------
NET INTEREST EARNINGS                         $32,293      $27,213      $20,133
                                               ======       ======       ======

(2) Tax equivalent (TE) interest income is based upon a Federal income tax rate of 35%.

                                                 For the Year Ended December 31,
B. AVERAGE YIELDS AND RATES PAID
                                                 1993         1992         1991
_______________________________________________________________________________

AVERAGE YIELDS FOR INTEREST-EARNING ASSETS
Federal funds sold                               3.09%        3.64%        5.51%
Taxable securities                               6.10%        6.84%        8.44%
Non-taxable securities (TE) (2)                  9.25%        9.36%        9.61%
Loans (1)                                        8.60%        9.51%       11.11%
All interest-earning assets                      8.03%        8.74%       10.35%

AVERAGE RATES FOR INTEREST-BEARING LIABILITIES
Transaction accounts                             2.83%        3.28%        5.24%
Saving deposits                                  2.88%        3.52%        5.12%
Time deposits                                    4.74%        5.80%        7.31%
Repurchase agreements                            3.23%        3.89%        5.46%
Notes payable                                    6.47%        6.93%        5.74%
Other liabilities                                3.48%        3.08%        6.67%
All interest-bearing liabilities                 4.03%        4.92%        6.59%
                                                 ----         ----         ----
NET INTEREST-RATE SPREAD (TE) (2)                4.00%        3.82%        3.76%
                                                 ====         ====         ====

NET YIELD ON INTEREST-EARNING ASSETS             4.51%        4.40%        4.53%
                                                 ====         ====         ====

(1) Nonperforming loans are included in
    average loans
(2) Tax equivalent (TE) interest income is based upon a Federal income tax rate of 35%.

C. FOR THE LAST TWO FISCAL YEARS

CHANGES ATTRIBUTABLE TO VOLUME AND RATE        Change       Due to       Due to
(in thousands)                              1993/1992       Volume     Rate (3)
_______________________________________________________________________________

INTEREST INCOME
Federal funds sold                              ($151)       ($132)        ($19)
Taxable securities                               (640)         709       (1,349)
Non-taxable securities (TE) (2)                   690          763          (73)
Loans (1)                                       3,922        8,600       (4,678)
                                               ------
                                                3,821        9,205       (5,384)
INTEREST EXPENSE
Transaction accounts                              175          938         (763)
Saving deposits                                   125          542         (417)
Time deposits                                  (2,228)       1,861       (4,089)
Repurchase agreements                            (239)        (103)        (136)
Notes payable                                     195          250          (55)
Other liabilities                                 381          333           48
                                               ------
                                               (1,591)       4,318       (5,909)
                                               ------       ------       ------
NET INTEREST INCOME (TE) (2)                   $5,412       $4,887         $525
                                               ======       ======       ======

(1) Nonperforming loans are included in average loans.
(2) Tax equivalent (TE) net interest income is based upon a Federal income tax rate of 35%.
(3) Changes due to both rate and volume are included in due to rate.

CHANGES ATTRIBUTABLE TO VOLUME AND RATE        Change       Due to       Due to
(in thousands)                              1992/1991       Volume     Rate (3)
_______________________________________________________________________________

INTEREST INCOME
Federal funds sold                                $53         $184        ($131)
Taxable securities                              3,131        5,862       (2,731)
Non-taxable securities (TE) (2)                   794          930         (136)
Loans (1)                                       4,255       11,009       (6,754)
                                               ------
                                                8,233       18,800      (10,567)

INTEREST EXPENSE
Transaction accounts                           (1,192)       1,617       (2,809)
Saving deposits                                   374        1,168         (794)
Time deposits                                     491        5,818       (5,327)
Repurchase agreements                             719        1,085         (366)
Notes payable                                     553          454           99
Other liabilities                                (116)         (77)         (39)
                                               ------
                                                  829       10,543       (9,714)
                                               ------       ------       ------
NET INTEREST INCOME (TE) (2)                   $7,404       $8,257        ($853)
                                               ======       ======       ======

(1) Nonperforming loans are included in average loans.
(2) Tax equivalent (TE) net interest income is based upon a Federal income tax rate of 35%.
(3) Changes due to both rate and volume are included in due to rate.

II.  Debt Security Portfolios

A. Footnote 4 to the Financial Statements included herein on page 39 presents the book value as of the end of 1993 and 1992 of debt securities by type of security.

B. Footnote 4 to the Financial Statements included herein on page 40 presents the amortized cost, estimated market value and the weighted average yield of debt securities at December 31, 1993, by contractual maturity range.

C. As of December 31, 1993, the Company owned no securities (other than U. S. Government and U. S. Government agencies and corporations) issued by one issuer for which the book value exceeded ten percent of stockholders' equity.

III.  Loan Portfolio

A. The table of Types of Loans in Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) included herein on page 20 presents the amount of all loans in various categories as of the end of 1993 and 1992.

B. The following table presents the maturities in the loan portfolio, excluding commercial paper, real estate mortgage, installment, consumer revolving credit and other loans at December 31, 1993:

Loan Portfolio Maturities         1 year       1 to 5         Over
December 31, 1993                or less        years      5 years        Total
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural               $56,450      $34,215      $21,667     $112,312
Real estate construction           8,836          514          416        9,766
                                 -------      -------      -------      -------
                                 $65,286      $34,729      $22,083     $122,078
                                 =======      =======      =======      =======

The amounts of these loans due after one year which have predetermined rates and adjustable rates are $4.7 million and $52.1 million, respectively.

C. Risk Elements

1. The table of Nonperforming Assets in MDA included herein on page 22 states the amount of nonaccrual, past due and restructured loans. The following table states the gross interest income that would have been recorded for the years ended December 31, 1989 through 1993, if the nonaccrual and renegotiated loans had been current in accordance with their original terms, and the amount of interest income that was included in net income for each year:

Interest Income on Nonaccrual
  and Restructured Loans
Year ended December 31,             1993         1992         1991         1990         1989
____________________________________________________________________________________________
(in thousands)
Contractual interest               ($343)       ($359)       ($488)       ($250)       ($199)
Interest recognized                  228           88          411          100          125

2.  Potential Problem Loans

Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At December 31, 1993, loans with a total principal balance of $13.9 million had been identified that may become nonperforming in the future, compared to $11.3 million at December 31, 1992. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms. The identified potential problem loan totals consist of many different loans and are generally loans for which the collateral appears to be sufficient but that have potential financial weakness evidenced by internal credit review's analysis of historical financial information. At December 31, 1993, a total of $7.2 million of potential problem loans were to three borrowers.

3.  Foreign Outstandings

There were no foreign outstandings at anytime during the last three years.

4.  Loan Concentrations

As of December 31, 1993, there was no concentration of loans exceeding 10% of total loans which are not otherwise disclosed in the Types of Loans table pursuant to III. A. There were no amounts loaned in excess of 10% of total loans to a multiple of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Most loans are originated in the immediate market area of the Banks.

D. Other Interest Bearing Assets

The Company has no other interest earning assets that would be required to be disclosed under Item III. C.1. or 2. if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The following table presents an analysis of loss experience and the allow-ance for loan losses for the years ended December 31, 1993, 1992, 1991, 1990 and 1989:


Analysis of the Allowance
  for Loan Losses
Year ended December 31,             1993         1992         1991         1990         1989
____________________________________________________________________________________________
(in thousands)
Balance at beginning of
year                              $7,259       $5,438       $5,147       $4,767       $3,928
Balance of subsidiary banks
  at acquisition                      --        1,484           --           --          321
Provision charged to
expense                            2,107        2,773        2,074        1,777        1,873
Loan charge-offs
  Commercial, financial
   and agricultural                 (463)      (1,839)        (794)        (841)      (1,026)
  Real estate mortgage              (108)        (397)        (698)        (345)         (74)
  Installment loans                 (266)        (494)        (408)        (388)        (355)
  Consumer revolving
   credit                            (24)         (58)         (63)         (45)         (39)
                                   -----        -----        -----        -----        -----
                                    (861)      (2,788)      (1,963)      (1,619)      (1,494)

Loan charge-off recoveries
  Commercial, financial
   and agricultural                  376          187           84           96           71
  Real estate mortgage                51           30           27           47            7
  Installment loans                  122          130           63           74           57
  Consumer revolving
   credit                              4            5            6            5            4
                                   -----        -----        -----        -----        -----
                                     553          352          180          222          139
                                   -----        -----        -----        -----        -----
Net loan charge-offs                (308)      (2,436)      (1,783)      (1,397)      (1,355)
                                   -----        -----        -----        -----        -----
Balance at end of year            $9,058       $7,259       $5,438       $5,147       $4,767
                                   =====        =====        =====        =====        =====

B. The following tables present a breakdown of the allowance for loan losses at December 31, 1993, 1992, 1991, 1990 and 1989:


Allocation of the Allowance
  for Loan Losses
December 31,                        1993         1992         1991         1990         1989
____________________________________________________________________________________________
(in thousands)
Commercial, financial
  and agricultural                $5,186       $4,014       $2,891       $3,054       $3,337
Real estate mortgage               1,864        1,450          992          613          286
Installment loans                  1,836        1,645        1,435        1,380        1,001
Consumer revolving credit            172          150          120          100          143
                                   -----        -----        -----        -----        -----
                                  $9,058       $7,259       $5,438       $5,147       $4,767
                                   =====        =====        =====        =====        =====
Percent of Loans in Each
  Category to Total Loans
December 31,                        1993         1992         1991         1990         1989
____________________________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural                  19.5%        22.8%        28.7%        31.4%        33.6%
Real estate mortgage                53.0%        50.3%        41.5%        36.3%        33.7%
Installment loans                   26.4%        25.4%        27.9%        28.1%        29.2%
Consumer revolving credit            1.1%         1.5%         1.9%         4.2%         3.5%
                                   -----        -----        -----        -----        -----
                                   100.0%       100.0%       100.0%       100.0%       100.0%
                                   =====        =====        =====        =====        =====

V. DEPOSITS

A.B.  Average Balances and Rates Paid by Deposit

The Average Balance Sheets table and Average Yields and Rates Paid table in-cluded herein on pages 6 and 8 present the average amount of and the average rate paid for the years ended December 31, 1993, 1992 and 1991.

C. Foreign Deposits

The Company had no foreign deposits during the past three years.

D.E.  Maturity Distribution of Time Deposits of $100,000 or More

The following table states the amount of time certificates of deposit at December 31, 1993, of $100,000 or more by maturity:

Maturity of $100,000 Time Deposits
December 31, 1993
_______________________________________________________________________________
(in thousands)

Maturing 3 months or less                                               $20,338
Maturing over 3 months through 6 months                                   5,140
Maturing over 6 months through 12 months                                 11,450
Maturing over 12 months                                                  38,317
                                                                         ------
                                                                        $75,245
                                                                         ======

                                                 For the Year Ended December 31,
VI.  RETURN ON EQUITY AND ASSETS                 1993         1992         1991
_______________________________________________________________________________

1.  Return on average assets                     1.17%        1.08%        1.27%
2.  Return on average equity                    12.99%       12.57%       15.10%
3.  Dividend payout ratio                       26.85%       27.69%       23.85%
4.  Equity to assets ratio                       9.03%        8.58%        8.41%


VII.  SHORT-TERM BORROWINGS

For 1993, the Company had no short-term borrowings for which the average balance outstanding during the year was more than 30 percent of stockholders' equity at the end of the period. For 1992, the amount of repurchase agreements outstand-ing at the end of the year was $19.5 million, the maximum amount outstanding during 1992 was $28.7 million, the average amount outstanding during 1992 was $23.3 million and the approximate weighted average interest rate thereon was 3.89%.

Item 2.  PROPERTIES

The Company's investments in premises and equipment are comprised of properties owned and leased by the Banks. Peoples Bank owns the building housing its main offices, which contains 17,325 square feet of space and is located at 401 Kentucky Avenue. Peoples Bank also owns its Service Center, located at 100 South Fourth Street, which contains 50,000 square feet of space and houses the Company's executive offices. Of the twelve other banking offices of the Banks, ten are owned and two are leased by their respective Banks.

Item 3.  LEGAL PROCEEDINGS - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

Market Information, Dividends
The registrant's only class of common stock is traded on the National Associa-tion of Securities Dealers Automated Quotation System National Market System. Peoples First Corporation's common stock symbol is "PFKY". The high and low stock prices and the quarterly dividends declared on the Company's common stock for each quarter of 1993 and 1992 are as follows:

High and Low Stock Prices          First       Second        Third       Fourth
  Dividends Declared             quarter      quarter      quarter      quarter
_______________________________________________________________________________

High 1993                         $16.50       $16.88       $20.00       $25.50
Low 1993                           16.00        16.00        16.63        19.25
Dividends declared                 0.095        0.095        0.105        0.105

High 1992                         $15.13       $17.38       $17.25       $16.50
Low 1992                           11.88        15.38        15.75        15.63
Dividends declared                 0.085        0.085        0.095        0.095

Holders
The approximate number of holders of registrant's only class of common stock as of February 16, 1994, was 1,363.

Item 6.  SELECTED FINANCIAL DATA


December 31,                        1993         1992         1991         1990         1989
____________________________________________________________________________________________
(in thousands)
Interest-Earning Assets
Net loans                       $548,173     $474,873     $329,914     $308,244     $280,958
Debt securities                  225,214      253,482      155,482      135,516      120,810
Federal funds sold                 2,100       13,750        9,500       13,200        5,550
                                 -------      -------      -------      -------      -------
                                 775,487      742,105      494,896      456,960      407,318
Cash and due from banks           27,272       24,713       19,624       16,401       20,169
Premises and equipment            12,124       12,052        8,425        8,358        7,572
Other assets                      22,699       23,280        9,643        9,502        6,527
                                 -------      -------      -------      -------      -------
                                $837,582     $802,150     $532,588     $491,221     $441,586
                                 =======      =======      =======      =======      =======
Liabilities and Stockholders' Equity
Interest-bearing deposits       $641,439     $627,516     $415,963     $409,291     $362,858
Noninterest-bearing deposits      70,720       67,137       43,075       37,206       38,774
Repurchase agreements             19,705       19,534       23,890            0            0
Federal funds purchased           12,600            0            0            0            0
Notes payable                      9,589       12,117           84           44          546
Other liabilities                  5,728        6,091        4,501        4,906        4,579
                                 -------      -------      -------      -------      -------
                                 759,781      732,395      487,513      451,447      406,757
Stockholders' equity              77,801       69,755       45,075       39,774       34,829
                                 -------      -------      -------      -------      -------
                                $837,582     $802,150     $532,588     $491,221     $441,586
                                 =======      =======      =======      =======      =======

____________________________________________________________________________________________
As more fully explained in Footnote 2. to the consolidated financial statements, additional banking organizations were acquired in 1992 and 1989.


Year ended December 31,             1993         1992         1991         1990         1989
____________________________________________________________________________________________
(in thousands except per share data)

Results of Operations
Net interest income              $32,293      $27,213      $20,133      $17,627      $15,363
Provision for loan losses          2,107        2,773        2,074        1,777        1,873
Net interest income after         ------       ------       ------       ------       ------
  provision for loan losses       30,186       24,440       18,059       15,850       13,490
Noninterest income                 5,293        5,078        3,400        3,426        3,086
Noninterest expense               22,509       19,425       13,136       11,724       10,415
                                  ------       ------       ------       ------       ------
Income before tax expense         12,970       10,093        8,323        7,552        6,161
Income tax expense                 3,436        2,524        1,956        1,765        1,443
                                  ------       ------       ------       ------       ------
Net Income                        $9,534       $7,569       $6,367       $5,787       $4,718
                                  ======       ======       ======       ======       ======

Average shares outstanding         6,408        5,842        4,888        4,820        4,418
Net income per common share        $1.49        $1.30        $1.30        $1.20        $1.07
Dividends per common share          0.40         0.36         0.31         0.25         0.19

____________________________________________________________________________________________
Shares outstanding and per share amounts have been adjusted for two-for-one stock splits on January 4, 1994 and December 29, 1989.

As more fully explained in Footnote 2. to the consolidated financial statements, additional banking organizations were acquired in 1992 and 1989.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide annual report readers with information relevant to understanding and assessing the financial condition and results of operations of Peoples First Corporation (Company). Headquartered in Paducah, Kentucky, the Company is a registered bank holding company serving primarily the western Kentucky and contiguous interstate area. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

The following table provides certain information regarding the Company's five banking subsidiaries as of December 31, 1993 (dollars in millions):

                                    Year
Subsidiary                      acquired       Assets        Loans     Deposits
________________________________________________________________________________

Peoples First National Bank         1983     $475,367     $356,086     $398,232
Bank of Murray                      1992      254,405      144,336      215,814
Salem Bank, Inc.                    1989       41,686       16,602       37,512
First Nat'l Bank of LaCenter        1987       36,139       20,799       30,848
First Liberty Bank                  1985       34,496       19,408       31,285

The above amounts do not total to consolidated amounts due to eliminating entries and parent company amounts.


EARNING ASSETS
Earning assets were significantly impacted by the May 4, 1992 acquisition of Bank of Murray (Murray). Average earning assets of the Company for 1993, increased 16.1%, or $105.3 million to $761.3 million from $656.0 million for 1992. Internal growth of earning assets, hindered by slowed deposit generation in the low interest-rate environment, was 4.3% for 1993, compared to internal earning asset growth of 7.5% and 8.7% for 1992 and 1991, over respective previous years.

The Company maintains a consistently favorable ratio of average earning assets to average total assets. The ratio was 93.7% for 1993, compared to 93.5% and 94.7% for 1992 and 1991, respectively. The changes in the 1993 and 1992 ratios from prior levels is mostly attributable to the nonearning asset, goodwill, associated with the Murray acquisition.

Loans are the Company's primary earning asset. Loan demand was strong in 1993. Loans, net of unearned income, increased $75.1 million during 1993, compared to $22.8 million (excluding the initial effect of the Murray acquisition) and $22.0 million increases for 1992 and 1991 over respective prior years. Internal average loan growth for 1993 was 11.0%, up from a 7.4% increase in average loans for 1992 from 1991, and compared to a 8.4% increase in average loans for 1991 from 1990. Prior to 1993, loans had been a decreasing portion of earning assets. Average loans for 1993 were 67.6% of total average earning assets, compared to 64.6% and 68.5% during 1992 and 1991, respectively.

Management attributes the current reversal of the declining loan composition trend to their focus on improving the earning asset composition of Murray, strong loan demand and a slowed growth of total deposits. The potential mix of earning assets will be significantly impacted by the acquisition of additional subsidiary financial institutions and future loan demand.

The Company primarily directs lending activities to its regional market from which deposits are drawn. Management has focused on secured lending and the growth of residential and commercial real estate mortgage loans over the last three years.

Types of Loans
December 31,                        1993         1992         1991         1990         1989
____________________________________________________________________________________________
(in thousands)
 Commercial, financial
  and agricultural              $110,151     $111,841      $98,009     $100,636      $98,192
Real estate
  Construction                     9,766        4,233        3,856        3,202        4,356
  Residential mortgage           183,666      154,804       85,148       79,639       65,234
  Commercial mortgage            106,013       87,605       53,039       33,531       29,163
Installment loans to
  individuals                    149,259      124,423       95,347       90,155       85,330
Lease financing                       --           --           --           20          416
Consumer revolving credit          3,922        3,322        3,844        4,157        5,352
Loans held for sale                  504        1,241           --           --           --
Other                              2,161        2,768        2,761        9,093        4,567
                                 -------      -------      -------      -------      -------
                                 565,442      490,237      342,004      320,433      292,610
Unearned income                   (8,211)      (8,105)      (6,651)      (7,042)      (6,886)
                                 -------      -------      -------      -------      -------
                                $557,231     $482,132     $335,353     $313,391     $285,724
                                ========     ========     ========     ========     ========

A portion of the proceeds from the sale and maturity of debt securities and the principal collected on mortgage-backed securities was used to fund high loan demand. Debt securities decreased $28.3 million during 1993 and $3.6 million (excluding the initial effect of the Murray acquisition) during 1992. The Company maintains a portfolio of securities held for sale as a partial source of available funding for loan growth.


FUNDING
The total of average deposits and repurchase agreements, which management relies on as a stable source of funding, of the Company for 1993 increased 13.6%, or $84.7 million to $708.3 million from $623.6 million for 1992. Internal growth was 1.0% for 1993 compared to average funding growth of 7.4% and 8.1% for 1992 and 1991, over respective previous year periods. Recently, the Company has been able to reflect greater relative increases in the total of deposits and repur-chase agreements than time deposits, which heretofore exhibited a greater relative increase. Management attributes this to a generally declining interest
                                                                             20






rate environment and believes that sustained lower interest rates do not benefit funding growth rates. Highly competitive markets for deposits still exist. During periods of slow internal deposit growth, management partially relies on brokered deposits and Federal funds purchased to fund loan growth. Brokered deposits amounted to $19.2 million at December 31, 1993.


NONPERFORMING ASSETS AND RISK ELEMENTS
The level of nonperforming assets at December 31, 1993 has improved since December 31, 1992. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At December 31, 1993, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

The Company discontinues the accrual of interest on loans which become ninety days past due as to principal or interest, unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at the lower of cost or fair value. A loan is classified as a renegotiated loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.

Management continues to exert efforts to monitor and minimize nonperforming assets and to maintain aggressive charge-off practices, even though the nonperforming totals are significantly lower than peer bank holding company ratios. Significant focus on underwriting standards is maintained by management and the subsidiary bank boards.

Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At December 31, 1993, loans with a total principal balance of $13.9 million have been identified that may become nonperforming in the future, compared to $11.3 million at December 31, 1992 and $16.8 million that had been identified at December 31, 1991. Performance of borrowers is aided by the current lower interest carrying costs. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

Nonperforming assets at December 31, 1993 were 1.00% of total loans and other real estate, down from 1.40% at December 31, 1992. A small number of loans and one tract of undeveloped land in Nashville, Tennessee, represent most of the nonperforming balance for the last three years.










                                                                             21






Nonperforming Assets
December 31,                        1993         1992         1991         1990         1989
____________________________________________________________________________________________
Nonaccrual loans                $620,536   $3,391,629   $2,781,957   $1,386,181     $267,805
Other real estate owned        1,990,237    2,107,937    2,431,684    2,428,404       56,857
Renegotiated loans             2,994,976    1,259,044    1,296,491      245,967      264,005
                               ---------    ---------    ---------    ---------    ---------
                              $5,605,749   $6,758,610   $6,510,132   $4,060,552     $588,667
                               =========    =========    =========    =========    =========

Nonperforming assets as a
  percent of total loans
  and other real estate             1.00%        1.40%        1.93%        1.29%        0.21%
Loans past due ninety
  days and still accruing
  interest                       $33,823      $77,324     $202,383     $166,631     $116,147
Allowance for loan losses
  coverage of nonperform-
  ing assets                         162%         107%          84%         127%         810%

CAPITAL RESOURCES AND DIVIDENDS
Stockholders' equity was 9.3% of assets at December 31, 1993, an increase of 0.6% from December 31, 1992. Stockholders' equity increased $8.0 million, or 11.5%, during 1993 due to a 73.2% earnings retention rate and sale of common stock through shareholder and employee plans ($797,034). This compares to an increase of $24.7 million during 1992 when the earnings retention rate was 73.2%, proceeds from the sale of common stock through shareholder and employee plans was $833,087 and common stock issued in the acquisition of Murray amounted to $18,257,866.

The quarterly dividend was raised to $0.095 per share in the third quarter of 1992 and to $0.105 per share in the third quarter of 1993. The board of direc-tors develops and reviews the capital goals of the consolidated entity and each of the subsidiary banks. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and other prudent financial management principles. Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At December 31, 1993, approximately $13.8 million, compared to $13.6 million at December 31, 1992, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards.

Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses and growth expectations, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums. At December 31, 1993 and 1992, the Company and the subsidiary banks' capital ratios were as follows:
                                                                             22






Risk-based capital
                                          Total                     Tier I                Leverage ratio
December 31,                        1993         1992         1993         1992         1993         1992
_________________________________________________________________________________________________________
Company                            13.09%       12.75%       11.84%       11.50%        8.18%        7.47%
Peoples First National Bank        13.13        13.32        11.88        12.07         9.24         8.87
Bank of Murray                     16.54        17.52        15.29        16.27         9.17         8.58
Salem Bank, Inc.                   23.91        23.93        22.66        22.68         9.71         9.86
First Nat'l Bank of LaCenter       16.74        15.89        15.49        14.64         8.81         8.18
First Liberty Bank                 15.13        15.99        13.88        14.74         7.62         7.68

RESULTS OF OPERATIONS
Earnings for 1993 met management's expectations. Increased earnings for 1993 over 1992 are attributable to an improved net interest income margin, reduced provision for loan losses and no change in the noninterest expense net of non-interest income (excluding securities gains) ratio. Net income per common share and common share equivalent for the year ended December 31, 1993 increased 14.6% to $1.49, from $1.30 for the year ended December 31, 1992, which was the same as the year ended December 31, 1991. Net income per common share and common share equivalent for the fourth quarter of 1993 increased 22.6% to $0.38 from $0.31 for the fourth quarter of 1992 (principally due to decreased provision for loan losses) and compared to $0.35 per share for the fourth quarter of 1991.

Return on average stockholders' equity for the year ended December 31, 1993, 1992 and 1991 was 12.99%, 12.57% and 15.10%, respectively. Return on average assets for the year ended 1993, 1992 and 1991 was 1.17%, 1.08% and 1.27%, respectively. Earnings performance was down in 1992 due to first-year dilution associated with the Murray acquisition.

NET INTEREST INCOME
The amount by which interest earned on assets exceeds the interest paid on sup-porting funds, constitutes the primary source of income for the Company. For the year ended December 31, 1993, net interest income (TE) increased 18.7%, or $5.4 million to $34.3 million as compared to $28.9 million for 1992. The 1993 increase is mostly attributable to growth of average earning assets. Average earning asset growth accounted for all of the increased net interest income for the year ended December 31, 1992 over 1991. The earning assets of the newest bank acquisition significantly impacted 1993 and 1992 with increased volume of earning assets carrying lower margins. Net interest income on a tax- equivalent basis as a percent of average earning assets was 4.51%, 4.40% and 4.53% for the years ended December 31, 1993, 1992 and 1991, respectively. Margins in 1993 and 1992 were unfavorably affected by the purchase accounting recognition of interest income on certain investment securities at market yields. Net interest income margins continue to benefit from a favorable mix of earning assets and a favorable mix of funding sources.

Net interest income was favorably affected by repricing of savings deposit and certain transaction account liabilities heretofore considered not to be repriced during the one-year period. Generally, the subsidiary banks maintain a
                                                                             23






relatively balanced position between volumes of rate-repricing assets and liabilities to guard against adverse effects to net interest income from possible fluctuations in interest rates. Low levels of nonperforming loans and a greater relative growth in deposits other than time deposits contributed to margins each period.


PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. Management desires to provide assurance through sufficient provision for loan losses that future earnings will be less susceptible to changing economic cycles. The provision for loan losses amounted to $2.1 million for 1993, a decrease of $0.7 million or 25.0% when compared to $2.8 million in 1992. The decline in the 1993 provision for loan losses was influenced by a significant decline in net charge-offs and a modest decline in nonperforming assets. The provision for loan losses as a percentage of average loans was 0.41% for the year ended December 31, 1993, down from 0.65% and 0.64% for the years ended December 31, 1992 and 1991, respectively. Levels of pro-viding for loan losses reflect, among other things, management's evaluation of potential problem loans, which are currently at lower levels than in much of the past five years.

Net chargeoffs as a percentage of average loans were 0.06% for 1993, a period of unusally low net chargeoffs, down from 0.57% and 0.55% for 1992 and 1991.
Net chargeoffs as a percent of average loans were 0.43% for the five-year period ended December 31, 1993. The allowance for loan losses was 1.63% of outstanding loans at December 31, 1993, which approximates the average during the last five years. The December 31, 1993 allowance is 162% compared to 107% at December 31, 1992, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.


NONINTEREST INCOME
Noninterest income amounted to $5.3 million in 1993, a 3.9% increase from $5.1 million in 1992. Excluding securities gains of $40,577 in 1993 and $580,145 in 1992, the increase was 16.8% in 1993. The additional bank accounted for 7.9%, or $353,573 of this increase. A variety of issues contributed to the remaining increase. Excluding the newest bank, service charges on deposit accounts, the largest component of noninterest income, increased 6.4% in 1993 over 1992. During the recent year, some of the subsidiary banks adjusted fee schedules to recapture higher operating costs and to provide more uniform pricing among the affiliated banks.

Gains totaling $40,577 were recognized on $2.5 million of mortgage-backed securities held for sale which were sold during the first quarter of 1993 and $0.4 million of municipal bonds which were called during the year. Gains were recognized on $14.1 million of debt securities sold during 1992 to reduce, to the extent possible, the Company's interest rate sensitivity on assets.

Trust fees for 1993 increased 13.9% from 1992 without the effects of the addi-tional bank. Fee arrangements were altered during the last two years and total assets under management by the trust department have increased to generate better levels of fee income. Trust fees, which are recognized on a cash basis, are usually greater in the fourth quarter than other quarters of the year because of billing cycles. The increase in insurance commissions for 1993 over 1992 is all attributable to the additional bank, as the penetration of this product to consumer loan customers has lessened during the last three years. During 1993, the amount of home refinancing was unusually high and fee income from secondary-market mortgage loan services accounted for most of the remaining other noninterest income increase. The relative improvement in fee income is slightly less than the growth in net interest income. Noninterest income ex-cluding securities gains was 14.0% of total net interest income plus noninterest income for 1993, compared to 14.2% and 14.4%, respectively, for 1992 and 1991.


NONINTEREST EXPENSE
The ratio of noninterest expense as a percent of average assets was 2.77% for 1993 and 1992, compared to 2.62% for 1991. Excluding the effects of the addi-tional bank acquisition, noninterest expense for 1993 only increased approxi-mately $689,000, or 4.5%, from 1992. Since internal asset growth has slowed, management continues to focus on controlling the rate of increase of noninterest expense by reconfiguring certain functions to gain more employee productivity and consolidating some operational tasks of the various banks. Based upon the analysis of the operations of the three smaller banking subsidiaries, the Company has consolidated some of their operations to provide consistency in services, to assure quality in service delivery and to gain some employee efficiency.

The ratio of personnel expense has been relatively constant as a percentage of average total assets and was 1.29% for 1993, compared to 1.28% and 1.31%, re-spectively for 1992 and 1991. The increase in occupancy expense for 1993 is totally related to the additional bank, while 1992 increased only 3.1%, exclud-ing the effects of the additional bank. Equipment expense increased 11.3% in 1993 from 1992, following a 7.9% increase in 1992 from 1991 without the effects of Murray. The Company has made investments in equipment as technolgy has advanced and the need to control personnel costs has intensified.

Increased data processing expense is attributable to some greater volume of activity and the outsourcing of a portion of some functions in 1993. Excluding the effects of the Murray acquisition, data processing expense increased 10.7% and 2.4% during the past two years, respectively. The Company's bank subsid-iaries are required to pay deposit insurance assessments to the FDIC, to maintain significant noninterest-bearing balances with the Federal Reserve, and to pay fees to regulatory agencies for periodic examinations by the agencies. Assessments for deposit insurance were $1.5 million, $1.3 million and $0.9 million, respectively, in 1993, 1992 and 1991. Beginning in 1993, the assess-ments were based not only on deposits but also on the risk characteristics of the individual financial institutions. All of the Company's subsidiaries received the lowest deposit assessment rate from the FDIC.

Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Kentucky has raised the assessment level and is attempting to significantly increase this taxation, which is based upon net income of the subsidiaries. Without the effects of the additional bank, bankshare taxes increased 12.6% in 1993, following a 15.0% increase in 1992 and a 17.4% increase in 1991. Included in other noninterest expense for 1993 was approximately $145,000 of professional fees to date related to a pending merger expected to be completed in the second quarter of 1994 and to be accounted for as a pooling-of-interests.


INCOME TAXES
The increase in income tax expense for the year ended December 31, 1993, is pri-marily attributable to higher operating earnings. The effective tax rate is increasing, and was 26.5% for the year ended December 31, 1993, compared to 25.0% for 1992 and 23.5% for 1991. Compared to 1992, a lesser portion of 1993 pretax income was derived from nontaxable sources and nondeductible goodwill amortization was greater in 1993 than in 1992 and 1991. The Company manages the effective tax rate based upon changing tax laws, particularly new alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, changing the method of accounting for income taxes on a prospective basis. This method of accounting for income taxes accounts for income taxes using a balance sheet approach known as the "liability method" compared to the previous income statement approach known as the "deferred method". The liability method accounts for deferred income taxes by applying statutory rates in effect at the date of the balance sheet to differences between book and tax bases of assets and liabilities.


LIQUIDITY AND INTEREST-RATE SENSITIVITY
The Company's objective of liquidity management is to ensure the ability to access funding which enables each bank to efficiently satisfy the cash flow requirements of depositors and borrowers. Asset/Liability management (ALM) involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities as well as to assure adequate liquidity. The Company's ALM committee monitors funds available from a number of sources to meet its objectives. The primary source of liquidity for the banks, in addition to loan repayments, is their debt securities portfolios. Debt securities classified as held for sale are those that the Company intends to use as part of its asset/liability management and that may be sold prior to maturity in response to changes in interest rates, resultant prepayment risks and other factors. The Company's access to the retail deposit market through individual banks located in five different counties has been a reliable source of funds. Additional funds for liquidity are available by borrowing of Federal funds from correspondent banks, Federal Home Loan Bank borrowings and brokered deposits. Various types of analyses are performed to ensure adequate liquidity, and to evaluate the desirability of the relative interest rate sensitivity of assets and liabilities. In the past, as was typical for most financial institutions, the Company's cash flows provided by financing activities (primarily through deposit and repurchase agreement generation) generally greatly exceeded cash flows from operations and were used to fund investing activities. During 1993, due to the current strong loan de-mand coupled with the low interest-rate environment, which hinders area deposit growth, financing activities funding was partially derived from increased levels of Federal funds purchased and brokered deposits. Cash flows from operations for 1993 have increased due to greater net income and to increased amortization expense primarily related to the 1992 bank acquisition. Securities held for sale totaling $2.5 million and $14.1 million in 1993 and 1992, respectively, were sold to adjust repricing characteristics as determined to be desirable by the ALM Committee. During 1992, the Company established debt securities with a carrying value of $42.0 million and an aggregate market value of $42.9 million as securities held for sale as part of ongoing asset/liability management stra-tegies. Management considers current liquidity positions of the subsidiary banks to be adequate to meet depositor and borrower needs.

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks. The Company expects a greater amount of assets will reprice than liabilities in the first six months of 1994. This position is subject to change in response to the dynamics of the Company's balance sheet and general market conditions. Rising interest rates are likely to increase net interest income in a positive gap position (greater amount of repricing assets than liabilities) and falling rates would likely decrease net interest income.


INDUSTRY DEVELOPMENTS
In December of 1991, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) was enacted. Extremely broad in scope, it included many significant provisions that affect the Company's operations. The Act established new and expanded reporting and auditing standards, expanded regulatory supervision and established new consumer provisions. Management currently anticipates that while the cost of compliance with FDICIA will add to regulatory costs, it should not have a material impact on the financial condition of the Company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report
_______________________________________________________________________________

The Board of Directors and Stockholders
Peoples First Corporation

We have audited the accompanying consolidated balance sheets of Peoples First Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples First Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investment securities to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, at December 31, 1993.


/s/ KPMG Peat Marwick

St. Louis, Missouri
January 26, 1994

                                                       December 31, December 31,
CONSOLIDATED BALANCE SHEETS                                   1993         1992
_______________________________________________________________________________

ASSETS
Cash and due from banks                                $27,272,307  $24,712,567
Federal funds sold                                       2,100,000   13,750,000
Securities held for sale                                42,934,154   41,858,786
Investment securities                                  182,279,326  211,623,602
Loans                                                  557,231,497  482,132,051
Allowance for loan losses                               (9,058,060)  (7,259,336)
                                                       -----------  -----------
Loans, net                                             548,173,437  474,872,715
Excess of cost over net assets                          10,907,401   11,737,239
 of purchased subsidiaries                              12,123,653   12,051,880
Premises and equipment                                  11,791,236   11,543,490
Other assets                                           -----------  -----------
                                                      $837,581,514 $802,150,279
                                                       ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                                      $70,719,943  $67,137,457
  Interest-bearing transaction accounts                182,225,399  176,238,461
  Savings deposits                                      64,995,943   62,152,111
  Time deposits                                        394,217,169  389,124,956
                                                       -----------  -----------
                                                       712,158,454  694,652,985
Repurchase agreements                                   19,704,809   19,534,280
Federal funds purchased                                 12,600,000            0
Notes payable                                            9,589,292   12,116,993
Other liabilities                                        5,727,543    6,090,931
                                                       -----------  -----------
     Total liabilities                                 759,780,098  732,395,189

Stockholders' Equity
  Common stock                                           4,812,751    4,774,835
  Surplus                                               27,903,418   27,144,300
  Retained earnings                                     44,917,658   37,835,955
  Unrealized appreciation of securities held
   for sale, net of deferred income tax                    167,589           --
                                                       -----------  -----------
                                                        77,801,416   69,755,090
                                                       -----------  -----------
                                                      $837,581,514 $802,150,279
                                                       ===========  ===========


Fair value of securities held for sale                 $42,934,000  $41,957,000
Fair value of investment securities                    190,214,000  217,747,000
Common shares issued and outstanding                     6,160,322    6,111,790



See accompanying notes to consolidated financial statements.                 29






                                                     Year Ended December 31,
CONSOLIDATED STATEMENTS OF INCOME                1993         1992         1991
_______________________________________________________________________________

INTEREST INCOME
Interest on Federal funds sold               $103,800     $255,259     $201,927
Taxable interest on securities             10,968,716   11,725,047    8,635,296
Nontaxable interest on securities           3,925,215    3,463,436    2,956,988
Interest and fees on loans                 44,163,930   40,229,586   35,969,827
                                           ----------   ----------   ----------
                                           59,161,661   55,673,328   47,764,038
INTEREST EXPENSE
Interest on deposits                       25,012,386   26,941,881   27,268,339
Interest on repurchase agreements             666,551      906,179      187,509
Other interest expense                      1,189,751      612,125      174,743
                                           ----------   ----------   ----------
                                           26,868,688   28,460,185   27,630,591
                                           ----------   ----------   ----------
Net Interest Income                        32,292,973   27,213,143   20,133,447
Provision for Loan Losses                   2,107,000    2,772,800    2,074,150
                                           ----------   ----------   ----------
Net Interest Income after
 Provision for Loan Losses                 30,185,973   24,440,343   18,059,297

Noninterest Income                          5,293,074    5,077,550    3,400,272
Noninterest Expense                        22,509,005   19,425,099   13,136,851
                                           ----------   ----------   ----------
Income Before Income Tax Expense           12,970,042   10,092,794    8,322,718
Income Tax Expense                          3,436,371    2,523,864    1,956,003
                                           ----------   ----------   ----------
NET INCOME                                 $9,533,671   $7,568,930   $6,366,715
                                           ==========   ==========   ==========

Net Income per Common Share
 and Common Share Equivalent                    $1.49        $1.30        $1.30

Cash Dividend per Common Share                   0.40         0.36         0.31
















See accompanying notes to consolidated financial statements.                 30






                                                                                  Unrealized
CONSOLIDATED STATEMENTS OF CHANGES             Common                  Retained   securities
  IN STOCKHOLDERS' EQUITY                       stock      Surplus     earnings appreciation        Total
_________________________________________________________________________________________________________
BALANCE AT DECEMBER 31, 1990               $3,715,864   $8,699,239  $27,359,241           --  $39,774,344
Net income                                                            6,366,715                 6,366,715
Cash dividends declared ($0.31 per share)                            (1,478,965)               (1,478,965)
Stock issued pursuant to shareholder
 and employee plans                            37,475      375,604                                413,079
                                           ----------   ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1991                3,753,339    9,074,843   32,246,991           --   45,075,173
Net income                                                            7,568,930                 7,568,930
Cash dividends declared ($0.36 per share)                            (1,979,966)               (1,979,966)
Stock issued pursuant to shareholder
 and employee plans                            70,524      762,563                                833,087
Stock issued in acquisition                   950,972   17,306,894                             18,257,866
                                           ----------   ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1992                4,774,835   27,144,300   37,835,955           --   69,755,090
Net income                                                            9,533,671                 9,533,671
Cash dividends declared ($0.40 per share)                            (2,451,968)               (2,451,968)
Stock issued pursuant to shareholder
 and employee plans                            37,916      759,118                                797,034
Adjustment of securities held for
 sale to fair value                                                                  167,589      167,589
                                           ----------   ----------   ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1993               $4,812,751  $27,903,418  $44,917,658     $167,589  $77,801,416
                                           ==========   ==========   ==========   ==========   ==========





















See accompanying notes to consolidated financial statements.                 31






                                                     Year Ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS            1993         1992         1991
_______________________________________________________________________________

OPERATING ACTIVITIES
Net income                                 $9,533,671   $7,568,930   $6,366,715
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization           1,955,155    1,516,857      750,143
    Net (discount accretion) premium
     amortization                           2,535,996    1,668,379     (122,536)
    Provision for loan losses               2,107,000    2,772,800    2,074,150
    Net (increase) decrease in loans
     held for sale                            737,377   (1,241,477)          --
    Provision for deferred income taxes    (1,219,013)    (932,153)    (142,103)
    Other, net                                907,270       52,059     (490,013)
                                           ----------   ----------   ----------
Net Cash Provided by Operating
  Activities                               16,557,456   11,405,395    8,436,356

INVESTING ACTIVITIES
Net decrease in Federal funds sold         11,650,000   10,050,000    3,700,000
Proceeds from sales of securities
  held for sale                             2,536,445   14,129,438    3,174,840
Proceeds from maturities of securities
  held for sale                             2,500,000    1,950,000           --
Proceeds from maturities of investment
  securities                               45,955,797   58,512,934   20,093,769
Principal collected on mortgage-backed
  securities held for sale                  4,619,450      571,630           --
Principal collected on mortgage-backed
  investment securities                    12,697,797   12,221,578    3,296,975
Purchase of securities held for sale      (10,928,126)  (3,526,726)          --
Purchase of investment securities         (31,350,251) (81,389,988) (46,473,282)
Net increase in loans                     (76,562,466) (35,927,383) (23,655,718)
Purchases of premises and equipment        (1,151,481)    (858,307)    (756,216)
Net cash paid for acquisition
  of subsidiary                                    --   (7,453,592)          --
                                           ----------   ----------   ----------
Net Cash Used by Investing Activities     (40,032,835) (31,720,416) (40,619,632)













See accompanying notes to consolidated financial statements.                 32






CONSOLIDATED STATEMENTS OF CASH FLOWS -              Year Ended December 31,
  CONTINUED                                      1993         1992         1991
_______________________________________________________________________________

FINANCING ACTIVITIES
Net increase in deposits                   17,505,469   29,997,777   12,541,639
Net increase (decrease) in repurchase
  agreements                                  170,529   (5,355,499)  23,889,779
Net increase in Federal funds purchased    12,600,000            0            0
Proceeds from notes payable borrowings      6,200,000    2,700,000       53,496
Repayments of notes payable                (8,727,701)    (691,780)     (13,646)
Proceeds from issuance of common stock        299,352      386,116      142,419
Cash dividends paid                        (2,012,530)  (1,632,551)  (1,208,305)
                                           ----------   ----------   ----------
Net Cash Provided by Financing
  Activities                               26,035,119   25,404,063   35,405,382
                                           ----------   ----------   ----------
Net Increase in Cash and Cash
  Equivalents                               2,559,740    5,089,042    3,222,106

Cash and Cash Equivalents at Beginning
  of Year                                  24,712,567   19,623,525   16,401,419
                                           ----------   ----------   ----------
Cash and Cash Equivalents at End of
  Year                                    $27,272,307  $24,712,567  $19,623,525
                                           ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense            $27,195,633  $29,194,190  $27,929,356
Cash paid for income tax                    4,826,520    3,131,812    2,383,326

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred
  from loans, net                             249,267       13,000        3,280
Dividends reinvested                          439,438      347,415      270,660
Notes payable issued in acquisition
  of subsidiary                                    --   10,025,000           --
Common stock issued in acquisition
  of subsidiary                                    --   18,257,866           --














See accompanying notes to consolidated financial statements.                 33






1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Peoples First Corporation (Company) through its subsidiaries, Peoples First National Bank and Trust Company, First Liberty Bank, First National Bank of LaCenter, Salem Bank, Inc. and Bank of Murray, provides a full range of banking services to individual and corporate customers in the western Kentucky and contiguous interstate area. The Company and the subsidiary banks are subject to the regulations of various Federal and state agencies and undergo periodic examination by regulators.

The accounting policies and reporting practices of the Company are based upon generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets and liabilities and the results of operations. The more significant policies are summarized below.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

SECURITIES HELD FOR SALE AND INVESTMENT SECURITIES
The Company adopted Financial Accounting Standard No. 115 "Accounting for Cer-tain Investments in Debt and Equity Securities" (FAS 115) as of the end of 1993. This new accounting policy expands the use of fair value accounting for secur-ities for which there is not a positive intent and ability to hold to maturity. At acquisition, FAS 115 requires that securities be classified into one of three catergories: trading, held for sale or investment. Trading securities are bought and held principally with the intention of selling them in the near term. The Company has no trading securities. Investment securities are those securi-ties for which the Company has the ability and intent to hold until maturity. All other debt securities are classified as held for sale. There was no effect of this change on 1993 net income.

Securities held for sale are stated at fair value for December 31, 1993 and at the lower of amortized cost or market for December 31, 1992. Fair value is based on market prices quoted in financial publications or other independent sources. Subsequent to adoption of FAS 115, net unrealized gains or losses are excluded from earnings and reported, net of deferred income taxes, as a separate component of shareholders' equity until realized. The adjusted cost of the specific security held for sale that is sold is used to compute any gain or loss upon sale.

Investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on the level-yield method. Gain or loss is recorded when realized on a specific identity basis or when, in the opinion of management, an unrealized loss is other than temporary in nature. Mortgage-backed securities represent a significant portion of the investment security portfolio. Amortization of pre-miums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment rates, both historical and estimated, using a method which approximates the level-yield method.

Transfers of debt securities between categories are recorded at fair value at the date of transfer. Unrealized gains or losses associated with transfers of debt securities from the investment to the held for sale category are recorded and maintained as a separate component of stockholders' equity. The unrealized gains or losses included as a separate component of stockholders' equity for debt securities transferred to the investment from the held for sale category are maintained and amortized into earnings over the remaining life of the debt securities as an adjustment to yield in a manner consistent with the amortiza-tion or accretion of premiums or discounts on the associated securities.

At the end of the third quarter of 1992, the Company evaluated the conditions under which it might sell any of its debt securities. As a result, management decided that certain types of debt securities might be sold in the future as part of the Company's efforts to manage interest rate risk or in response to changes in interest rates or other economic factors. Based upon this decision, the Company classified these selected securities as held for sale. At December 31, 1992 (prior to adoption of FAS 115), debt securities classified as held for sale were stated at the lower of amortized cost or market.

LOANS RECEIVABLE
Loans receivable held for investment are carried at cost, as the Company has the ability and it is management's intention to hold them to maturity. Interest on commercial and real estate mortgage loans is accrued if deemed collectible and credited to income based upon the principal amount outstanding. Consumer installment loans are generally made on a discount basis. The unearned discount attributable to these loans is credited to income using a method which approxi-mates the level yield method. Mortgage loans originated principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association (FNMA) and held for sale, are carried at the lower of cost or market value.

The Company evaluates the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. When in the opinion of management the collection of interest on a loan is unlikely or when either principal or interest is past due over 90 days, that loan is generally placed on nonaccrual status and interest is not recognized unless received in cash. When a loan is placed in nonaccrual status, accrued interest for the current period is reversed and charged against earnings and accrued interest from prior periods is charged against the allowance for loan losses. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest payments received on nonaccrual loans are applied to principal if there is any doubt as to the collectibility of total principal, otherwise these payments are recorded as interest income.

ALLOWANCE FOR LOAN LOSSES
The allowance is increased by provisions for loan losses charged to operations and is maintained at an adequate level to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend and off-balance sheet credit instruments. At the end of each quarter, or more frequently if warranted, management uses a systematic, documented approach in determining the appropriate level of the allowance for loan losses.

Management's approach provides for general and specific allowances and is based upon current economic conditions, past losses, collection experience, risk characteristics of the loan portfolio, assessment of collateral values and such other factors which in management's judgement deserve current recognition in estimating potential loan losses.

During May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114), which is effective for fiscal years beginning after December 15, 1994. FAS 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company is currently evaluating when and how it will adopt FAS 114, as well as the possible financial impact to the Company.

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Esti-mated useful lives on buildings range from ten to thirty years and two to ten years on equipment. Leasehold improvements are amortized over the term of the related leases. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are expensed as incurred.

OTHER REAL ESTATE
Real estate acquired through foreclosure or deed in lieu of foreclosure is in-cluded in other assets, and is recorded at the lower of cost or the property's fair value at the time of foreclosure less estimated disposal costs, if any. The excess of cost over fair value of other real estate at the date of acquisition is charged to the allowance for loan losses. Subsequent reductions in carrying value to reflect current fair value and any other period costs are charged to expense as incurred. In-substance foreclosed assets are accounted for the same as foreclosed assets.

INCOME TAXES
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), was issued by the Financial Accounting Standards Board in February 1992, to be effective January 1, 1993 with earlier adoption encouraged. The Company elected to adopt the new standard effective January 1, 1992 on a prospective basis. FAS 109 provides for the recognition of a current tax liability or asset for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based upon management's judgement of available evidence, are not expected to be realized.

The deferred method of accounting for income taxes under APB Opinion 11, which applied in 1991 and prior years, requires the recognition of deferred income taxes for income and expense items that are reported in different years for financial reporting purposes and for income tax purposes using the tax rate applicable for the year of the calculation. Under this method, deferred taxes are not adjusted for subsequent changes in tax rates.

The significant components of deferred tax assets and liabilities are principally related to provisions for loan losses, amortization of premiums on debt securities, depreciation and deferred compensation.

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT
Net income per common share and common share equivalent is determined by divid-ing net income by the weighted average number of common shares actually out-standing and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for 1993, 1992 and 1991 were 6,407,528, 5,842,484 and 4,888,060, respectively.
The computations of average shares outstanding is based upon the new number of shares outstanding as a result of a two-for-one stock split effected on January 4, 1994. Common stock equivalents have no material dilutive effect.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all cash and due from banks to be cash equivalents.

PURCHASE ACCOUNTING
In accordance with the purchase method of accounting, the assets and liabilities of purchased institutions are stated at estimated fair values at the date of acquisition less accumulated amortization and depreciation. Intangible assets related to purchased banks are amortized primarily on the straight-line method over a fifteen year period.

RECLASSIFICATIONS
Certain amounts in the 1992 and 1991 consolidated financial statements have been reclassified to conform with the 1993 presentation.

2.  BUSINESS COMBINATIONS
On May 4, 1992, the Company consummated the acquisition of an additional banking organization, Bank of Murray. At acquisition, the bank had total assets of approximately $235.3 million. The purchase price of approximately $42.4 million consisted of 1,217,246 shares of the Company's common stock, $10.0 million of subordinated two-year notes with an interest rate of 7.25% and $14.1 million in cash. The transaction was accounted for using the purchase method of accounting. The results of operations of the acquired entity are included in the consolidated financial statements subsequent to its acquisition date and the excess of the cost over fair value of the net assets acquired, $11.9 million, is being amortized over fifteen years on a straight-line basis. The following table presents unaudited pro forma results of operations for the years ended December 31, 1992 and 1991, assuming the purchase of Bank of Murray had taken place on January 1, 1991:

Pro Forma Statements of Income (unaudited)
Year Ended December 31,                                       1992         1991
_______________________________________________________________________________
(in thousands, except per share data)

Interest income                                            $60,939      $65,198
Interest expense                                            31,939       40,057
                                                            ------       ------
Net interest income                                         29,000       25,141
Provision for loan losses                                    3,246        2,534
                                                            ------       ------
Net interest income after
  provision for loan losses                                 25,754       22,607
Noninterest income                                           5,501        4,543
Noninterest expense                                         21,715       19,031
                                                            ------       ------
Income before income tax expense                             9,540        8,119
Income tax expense                                           2,412        1,866
                                                            ------       ------
Net income                                                  $7,128       $6,253
                                                            ======       ======

Net income per common share
  and common share equivalent                                $1.14        $1.03
_______________________________________________________________________________

This pro forma information is not necessarily indicative of the actual results of operations which would have occurred had the acquisition of Bank of Murray been consummated as of January 1, 1991, nor is it necessarily indicative of future operating results.

On October 16, 1993, the Company entered into a Merger Agreement providing for the acquisition, which is expected to be consummated in the first quarter of 1994, of a significant subsidiary. The Merger Agreement with First Kentucky Bancorp, Inc. and its wholly-owned subsidiary, First Kentucky Federal Savings Bank (First Kentucky), is subject to the approval of First Kentucky Bancorp, Inc.'s shareholders and regulators. The Company will issue 930,000 shares of the Company's stock for all the outstanding stock of First Kentucky Bancorp, Inc.

First Kentucky is a federally chartered savings bank with total assets of approximately $178 million at December 31, 1993 that is well established in western Kentucky with its principal office in Central City, Kentucky. The business combination will be accounted for as a pooling-of-interests. Peoples First Corporation will report the results of operations for 1994 as though First Kentucky had been combined as of the beginning of 1994 and financial statements for prior years will then be restated on a combined basis to furnish comparative information.

3.  CASH AND DUE FROM BANKS
The Company's bank subsidiaries are required to maintain certain reserve balances in accordance with Federal Reserve Board requirements. The reserve balances maintained in accordance with such requirements as of December 31, 1993 and 1992 were $6,747,000 and $6,321,000, respectively.

4.  SECURITIES HELD FOR SALE AND INVESTMENT SECURITIES
The amortized cost and fair value of securities held for sale as of December 31, 1993 and 1992 are summarized as follows:

                                                Gross        Gross
Securities Held For Sale       Amortized   unrealized   unrealized         Fair
December 31, 1993                   cost        gains       losses        value
_______________________________________________________________________________

U.S. treasury and agencies   $16,885,564     $243,436           $0  $17,129,000
Mortgage-backed securities    25,794,667       94,136      (83,803)  25,805,000
                             -----------   ----------   ----------  -----------
                             $42,680,231     $337,572     ($83,803) $42,934,000
                             ===========   ==========   ==========  ===========

                                                Gross        Gross
Securities Held For Sale       Amortized   unrealized   unrealized         Fair
December 31, 1992                   cost        gains       losses        value
_______________________________________________________________________________

U.S. treasury and agencies   $16,318,426     $422,457     ($24,883) $16,716,000
Mortgage-backed securities    25,540,360       73,921     (373,281)  25,241,000
                             -----------   ----------   ----------  -----------
                             $41,858,786     $496,378    ($398,164) $41,957,000
                             ===========   ==========   ==========  ===========

The amortized cost and fair value of investment securities as of December 31, 1993 and 1992 are summarized as follows:

                                                Gross        Gross
Investment Securities          Amortized   unrealized   unrealized         Fair
December 31, 1993                   cost        gains       losses        value
_______________________________________________________________________________

U.S. treasury and agencies   $74,929,337   $1,907,534        ($871) $76,836,000
Mortgage-backed securities    35,383,427      592,592      (63,019)  35,913,000
State and political
  subdivisions                63,329,472    5,297,432      (17,904)  68,609,000
Other                          8,637,090      311,910      (93,000)   8,856,000
                             -----------   ----------   ----------  -----------
                            $182,279,326   $8,109,468    ($174,794)$190,214,000
                             ===========   ==========   ==========  ===========

                                                Gross        Gross
Investment Securities          Amortized   unrealized   unrealized         Fair
December 31, 1992                   cost        gains       losses        value
_______________________________________________________________________________

U.S. treasury and agencies  $114,695,982   $2,258,817     ($67,799)$116,887,000
Mortgage-backed securities    31,488,814      621,171      (58,985)  32,051,000
State and political
  subdivisions                58,162,656    3,221,233      (30,889)  61,353,000
Other                          7,276,150      180,340         (490)   7,456,000
                             -----------   ----------   ----------  -----------
                            $211,623,602   $6,281,561    ($158,163)$217,747,000
                             ===========   ==========   ==========  ===========

Proceeds from sales of debt securities during 1993, 1992 and 1991 were $2,536,445, $14,129,438 and $3,174,840, respectively. Gross gains of $40,577,
$580,145 and 28,356 were realized on those sales during 1993, 1992 and 1991, respectively, and gross losses of $3,158 were realized on those sales during 1991.

The amortized cost, estimated fair value and the weighted average yield of securities held for sale and investment securities at December 31, 1993, by contractual maturity, are shown below. Actual maturities will differ from the depicted maturities because of the borrowers' right to call or prepay obliga-tions with or without prepayment penalties. Contractual maturities are not meaningful for mortgage-backed securities, which are particularly exposed to prepayments in the current interest rate environment. Management evaluates, on an on-going basis, the potential maturities for asset/liability purposes. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Securities Held for Sale Portfolio                                     Weighted
  Maturity Distribution                     Amortized         Fair      average
December 31, 1993                                cost        value        yield
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies
  1 year or less                               $9,020       $9,096         6.58%
  Over 1 through 5 years                        7,865        8,033         5.50
  Over 5 through 10 years                          --           --           --
  Over 10 years                                    --           --           --

Mortgage-backed securities                     25,795       25,805         5.40
                                              -------      -------
                                              $42,680      $42,934         5.67%
                                              =======      =======

Investment Securities Portfolio                                        Weighted
  Maturity Distribution                     Amortized         Fair      average
December 31, 1993                                cost        value        yield
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies
  1 year or less                              $30,472      $30,858         5.95%
  Over 1 through 5 years                       44,457       45,977         6.20
  Over 5 through 10 years                          --           --           --
  Over 10 years                                    --           --           --

Mortgage-backed securities                     35,383       35,913         6.02

State and political sudivisions
  1 year or less                                5,529        5,592         5.43
  Over 1 through 5 years                       17,985       19,335         6.44
  Over 5 through 10 years                      19,825       22,158         6.63
  Over 10 years                                19,991       21,525         6.64

Other
  1 year or less                                1,000        1,030         8.87
  Over 1 through 5 years                        6,003        6,285         6.92
  Over 5 through 10 years                          38           35         7.50
  Over 10 years                                 1,596        1,506         4.74
                                              -------      -------
                                             $182,279     $190,214         6.32%
                                              =======      =======

At December 31, 1993 and 1992, securities with carrying values of approximately $105,315,000 and $94,794,000, respectively, were pledged to secure repurchase agreements, public and trust deposits and for other purposes as required by law.

5.  LOANS
The Company's lending activities are concentrated primarily in the contiguous interstate area of western Kentucky, southern Illinois, northwestern Tennessee and southeastern Missouri. The loan portfolio is well diversified and consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1993 and 1992, total loans to any group of customers engaged in similar activities and having similar economic character-istics, as defined by standard industrial classifications, did not exceed 10% of total loans.

Major classification of loans are as follows:

December 31,                                                  1993         1992
_______________________________________________________________________________

Commercial:
  Manufacturing                                         $8,294,696   $8,671,362
  Retail                                                43,981,307   40,511,088
  Wholesale                                             21,547,164   17,305,261
  Health services                                       14,733,778   16,835,592
  Financial institutions                                 1,220,000    2,079,297
  Agricultural                                          21,169,484   20,723,583
  Transportation, moving
   and warehousing                                      12,939,037    8,106,645
  Contractors                                            7,566,031    9,045,523
  Hotels and motels                                     17,979,158   12,452,018
  Shopping centers and apartments                       31,667,926   26,015,439
  Recreational                                           2,480,143    4,633,586
  Real estate development                                1,216,100    1,192,960
  Other                                                 41,994,568   37,041,494
                                                       -----------  -----------
                                                       226,789,392  204,613,848

One-to-four family residential mortgage                183,665,699  154,803,505
Manufactured housing loans                              34,963,466   28,249,158
Installment loans                                      110,417,163   96,174,010
Consumer revolving credit                                3,921,514    3,321,765
Other                                                    5,684,815    3,074,836
                                                       -----------  -----------
                                                       565,442,049  490,237,122
Unearned income                                         (8,210,552)  (8,105,071)
                                                       -----------  -----------
                                                      $557,231,497 $482,132,051
                                                       ===========  ===========

The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, income producing commercial properties, real estate mortgages and other property owned by the borrowers.

Nonaccrual and renegotiated loans totaled $3,615,512 and $4,650,673 at December 31, 1993 and 1992, respectively.

Allowance for Loan Losses
Year Ended December 31,                          1993         1992         1991
_______________________________________________________________________________
Balance at beginning of year               $7,259,336   $5,438,285   $5,147,275
Balance of subsidiary bank
  at acquisition                                   --    1,484,444           --
Provision charged to expense                2,107,000    2,772,800    2,074,150
Loans charged off                            (861,092)  (2,788,164)  (1,962,834)
Recoveries of loans
  previously charged off                      552,816      351,971      179,694
                                            ---------    ---------    ---------
Net loans charged off                        (308,276)  (2,436,193)  (1,783,140)
                                            ---------    ---------    ---------
Balance at end of year                     $9,058,060   $7,259,336   $5,438,285
                                            =========    =========    =========

Certain officers and directors of Peoples First Corporation and its subsidiaries and certain corporations and individuals related to them incurred indebtedness in the form of loans as customers. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. The activity of these loans is summarized below:

Loans to Officers and Directors
Year Ended December 31,                                       1993         1992
_______________________________________________________________________________
Balance at beginning of year                           $14,955,127  $13,358,519
Additions                                                5,325,935    2,382,686
Repayments                                              (1,214,285)    (786,078)
                                                        ----------   ----------
Balance at end of year                                 $19,066,777  $14,955,127
                                                        ==========   ==========

6.  PREMISES AND EQUIPMENT
A summary of premises and equipment is as follows:

Premises and Equipment
December 31,                                                  1993         1992
_______________________________________________________________________________

Land                                                    $1,387,667   $1,387,667
Buildings                                               12,562,745   12,543,912
Equipment                                                7,663,100    6,907,432
Leasehold improvements                                     217,538      217,538
Construction in progress                                   181,675           --
                                                        ----------   ----------
                                                        22,012,725   21,056,549
Accumulated depreciation                                (9,889,072)  (9,004,669)
                                                        ----------   ----------
                                                       $12,123,653  $12,051,880
                                                        ==========   ==========

The amount of depreciation and amortization related to premises and equipment that was charged to operating expenses in 1993, 1992 and 1991 was $1,051,628, $870,768 and $656,796 respectively.

The Company leases certain premises and equipment under agreements which expire at various dates. Additionally, the Company leases certain properties it owns. The following is a schedule of future minimum payments required under operating leases and future minimum rental income from leased properties that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1993.

Future Operating Leases
Year Ending December 31,                                  Payments       Income
_______________________________________________________________________________

1994                                                       $51,500       $3,750
1995                                                        36,900           --
1996                                                        24,000           --
1997                                                        24,000           --
1998                                                        22,500           --
Later years                                                 55,000           --

In addition to the amounts set forth above, certain of the operating leases require payments by the Company for taxes, insurance, and maintenance. Rental expenses for operating leases (including equipment rentals based upon usage) amounted to $51,051 in 1993, $71,769 in 1992 and $79,534 in 1991. Rental income for all operating leases amounted to $27,839 in 1993, $26,956 in 1992 and $31,840 in 1991.

7.  NOTES PAYABLE
The Company issued unsecured, subordinated, short-term notes on May 4, 1992 in connection with an acquisition of a subsidiary bank. The balance outstanding at December 31, 1993 and 1992 was $5,012,500 and $10,025,000, respectively.
Interest is payable quarterly at the annual rate of 7.25%. The remaining prin-cipal amount is due and payable on May 4, 1994.

In May 1993, the Company obtained a $10,200,000 loan commitment from a regional bank, which was used to retire short-term notes and other bank debt. The balance outstanding of bank debt at December 31, 1993 and 1992 was $4,576,792 and $2,076,792, respectively, and is secured by the pledge of the outstanding stock of a subsidiary bank (Bank of Murray). The note agreement contains various financial covenants pertaining to levels of net worth and indebtedness. The Company was in compliance with all such covenants at December 31, 1993. Interest is payable quarterly at the lender's prime rate which can be adjusted daily (6.00% at December 31, 1993 and December 31, 1992). The note provides for quarterly principal payments of $261,604 and a final maturity in May 2004.

At December 31, 1993, the Company's lead bank had available up to $10.5 million from the Federal Home Loan Bank (FHLB) of Cincinnati which could be used for short-term funding and other requirements. Certain single-family mortgage loans totaling approximately $86.4 million were pledged to secure the line of credit. The arrangement is subject to periodic review and cancellation by either party. There was no outstanding indebtedness to the FHLB at December 31, 1993 and 1992.

8.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These off-balance-sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and standby letters of credit are subject to the same underwriting and collateralizing standards as on-balance-sheet items.

Contractual commitments to extend credit and standby letters of credit at December 31, 1993 and 1992 are summarized as follows:

Financial Instruments with
  Off-Balance-Sheet Risk
December 31,                                                  1993         1992
_______________________________________________________________________________
(in thousands)

Contractual commitments to extend credit                   $76,326      $74,263
Standby letters of credit                                    3,231        2,847

9.  EMPLOYEE BENEFITS
The Company maintains a noncontributory Employee Stock Ownership Plan (ESOP) and an employer matching 401(k) Plan which was made available to employees in 1991. Both plans cover substantially all of the Company's employees.

Employer contributions to the ESOP are determined annually by the Company's board of directors and were $170,000, $145,000 and $117,800 for the years ended 1993, 1992 and 1991, respectively. The ESOP's investments include 210,470 and 205,238 shares of the Company's common stock at December 31, 1993 and 1992, respectively.

During November 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6), which is effective for for fiscal years beginning after December 15, 1993. SOP 93-6 replaces existing accounting guidance and will significantly change the accounting for companies that maintain a leveraged employee stock ownership plan (ESOP). The current ESOP is not leveraged. Management has not yet evaluated the potential impact of SOP 93-6 on the Company's financial condition or results of operations should a leveraged ESOP be implemented or otherwise acquired.

Under the 401(k) Plan, participants may voluntarily contribute a percentage of their salary through payroll deductions. The Company is currently committed to make contributions to the 401(k) Plan annually in an amount equal to 100% of the first 3% contribution of each participant's base salary. For the years ended December 31, 1993, 1992 and 1991, the Company's required matching contribution amounted to $184,472, $148,665 and $113,249, respectively. Employees have four investment options in which their contributions may be invested.

In accordance with the terms of the acquisition, as described in Note 2., Bank of Murray's defined benefit plan was terminated and their employees became eli-gible to participate in the Company's ESOP and 401(k) plans during 1992. The fair value of Bank of Murray's defined benefit plan assets, which were distri-buted to plan participants in 1993, exceeded the actuarial present value of all accrued benefits. The plan termination had no financial effect on the Company.

Post retirement benefits other than pensions are not provided for the Company's employees. Eligible retired employees may for a period of time maintain certain health care benefits through policies of the Company at the employee's expense. There was no cost for employee benefits for retired employees in 1993, 1992 and 1991.
                                                                             46






10.  CAPITAL STOCK
On December 15, 1993, the Company's Board of Directors announced a common stock split to be effected on January 4, 1994 by the issuance of shares equal to 100% of the previously outstanding shares. All shares outstanding and per share amounts have been adjusted to reflect the two-for-one stock split.

The Company has ten million authorized shares of no par, $0.7812 stated value common stock. At December 31, 1993 and 1992, 820,322 shares and 854,234 shares, respectively, of an original authorization of of 1,040,000 shares were reserved for issuance under the Peoples First Corporation Share Owner Dividend Reinvest-vestment and Stock Purchase Plan. In addition, at December 31, 1993 and 1992, 31,820 shares and 114,420 shares, respectively, of an original authorization of 600,000 shares were reserved for issuance under the Peoples First Corporation 1986 Stock Option Plan.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Plan provides for sale from shares reserved of unissued authorized shares of the Company's common stock, at market value, to existing shareholders. All shareholders may purchase stock with optional payments up to $500 but not less than $100 per dividend payment cycle. Participating shareholders owning a minimum of 500 common shares may reinvest all or part of cash dividends. At December 31, 1993, a total of 219,678 shares have been issued pursuant to the plan, of which 33,912 shares were issued during 1993.

STOCK OPTION PLAN
The Plan authorizes the granting to key employees of the Company incentive stock options and nonqualified stock options to purchase common stock of the Company at market value at the time the options are granted. Shares sold under the Plan may be either unissued authorized shares or shares reacquired by the Company. Options granted under the plan are exercisable, subject to vesting and other requirements, at varying times from the first through the tenth year after the grant date. Optionees may exercise their options with cash or with shares of the Company's common stock. Of the 446,960 shares under option outstanding at December 31, 1993, a total of 202,600 shares were currently exercisable, compared to a total of 156,152 shares exercisable at December 31, 1992.

                                                            Number      Option price
Stock Option Plan Activity                               of shares   range per share
____________________________________________________________________________________
Outstanding at December 31, 1990                           321,400   $5.00 - $7.66
  Granted                                                   76,600    9.38
  Exercised                                                (15,920)   5.00 -  7.66
  Expired                                                  (20,160)   7.62 -  9.38
                                                           -------
Outstanding at December 31, 1991                           361,920    5.00 -  9.38
  Granted                                                   86,300   12.38
  Exercised                                                (69,240)   5.00 -  9.38
  Expired                                                        0
                                                           -------
Outstanding at December 31, 1992                           378,980    5.00 - 12.38
  Granted                                                   89,000   16.25 - 16.88
  Exercised                                                (14,620)   7.41 - 12.38
  Expired                                                   (6,400)   7.46 - 12.38
                                                           -------
Outstanding at December 31, 1993                           446,960   $5.00 - $16.88
                                                           =======

11.  DIVIDEND LIMITATIONS
Subsidiary bank dividends are the principal source of funds for payment of dividends by the Company to its shareholders. By regulation, national banks and banks chartered by the State of Kentucky are prohibited from paying dividends in excess of the current year's retained income plus retained income from the two preceding years unless prior Federal or state regulatory approval is obtained. At December 31, 1993, approximately $13.8 million in retained earnings of Peoples First Corporation's subsidiary banks were available for the payment of dividends to the Company without regulatory approval or without reducing the capital of the respective subsidiary banks below present minimum regulatory standards.

12.  INCOME TAXES
The current and deferred portions of income tax expense were as follows:

Year Ended December 31,                          1993         1992         1991
_______________________________________________________________________________

Current taxes                              $4,655,384   $3,456,017   $2,098,106
Deferred taxes                             (1,219,013)    (932,153)    (142,103)
                                            ---------    ---------    ---------
Income tax expense                         $3,436,371   $2,523,864   $1,956,003
                                            =========    =========    =========

As discussed in Note 1, the Company adopted FAS 109 as of January 1, 1992, changing the method of computing deferred taxes on a prospective basis. No cumulative adjustment was required for the adoption of FAS 109.

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

Year Ended December 31,                          1993         1992         1991
_______________________________________________________________________________

Provision for loan losses                   ($892,921)   ($240,264)   ($148,469)
Amortization of security premiums            (398,985)    (431,373)           0
Accretion of security discounts                (8,144)     (67,330)      (3,415)
Interest income on nonaccrual loans            98,210            0            0
Deferred compensation                         (53,538)     (31,493)     (38,528)
Depreciation                                    3,082      (13,658)       4,288
Other real estate owned                        (3,282)    (104,067)           0
Other, net                                     36,565      (43,968)      44,021
                                            ---------      -------      -------
Deferred income taxes                     ($1,219,013)   ($932,153)   ($142,103)
                                            =========      =======      =======

The following is a reconciliation between the amount of income tax expense and the amount of tax computed by applying the statutory Federal income tax rates:

Year Ended December 31,                          1993         1992         1991
_______________________________________________________________________________

Tax computed at statutory rates            $4,439,515   $3,431,550   $2,829,724
Increase (decrease) in taxes
  resulting from:
    Tax-exempt income                      (1,369,680)  (1,154,395)    (898,693)
    Goodwill amortization                     290,463      192,046       11,811
    Other, net                                 76,073       54,663       13,161
                                            ---------    ---------    ---------
Income tax expense                         $3,436,371   $2,523,864   $1,956,003
                                            =========    =========    =========

Enacted in September, 1993, the Revenue Reconciliation Act of 1993 was a change in the tax laws that raised the Company's top income tax rate. Adjustment to the deferred tax asset required by this rate change was insignificant. Not all temporary differences are accounted for through income tax expense on the state-ments of income. The tax effects of temporary differences, that give rise to significant elements of the deferred tax assets and deferred tax liabilities are as follows:

December 31,                                                  1993         1992
_______________________________________________________________________________

Deferred tax assets:
  Allowance for loan losses                            ($2,773,512) ($1,880,591)
  Deferred compensation                                   (318,161)    (264,623)
  Other real estate owned                                 (107,349)    (104,067)
  Other                                                   (139,082)    (158,374)
                                                         ---------    ---------
                                                        (3,338,103)  (2,407,655)
Deferred tax liabilities:
  Premiums on securities                                   195,669      594,654
  Discounts on securities                                   24,963       32,210
  Unrealized security appreciation                          88,873            0
  Accrued interest income                                   98,210            0
  Premises and equipment                                   855,968      852,886
  Other                                                     25,420        5,905
                                                         ---------    ---------
                                                         1,289,103    1,485,655
                                                         ---------    ---------
Net deferred tax assets                                ($2,049,000)   ($922,000)
                                                         =========    =========

Deferred tax assets have not been reduced by a valuation allowance since based on the weight of available evidence, management believes it is more likely than not that all of the deferred tax assets will be realized.

13.  SUPPLEMENTAL INCOME STATEMENT INFORMATION
Details of noninterest income and noninterest expense are as follows:

Year Ended December 31,                          1993         1992         1991
_______________________________________________________________________________

Noninterest Income
Service charges on deposits                $2,810,026   $2,439,575   $1,917,332
Net securities gains                           40,577      580,145       25,198
Trust department fees                       1,185,786    1,078,008      762,375
Insurance commissions                         256,443      232,121      322,205
Other income                                1,000,242      747,701      373,162
                                            ---------    ---------    ---------
                                           $5,293,074   $5,077,550   $3,400,272
                                            =========    =========    =========

Year Ended December 31,                          1993         1992         1991
_______________________________________________________________________________

Noninterest Expense
Salaries                                   $8,816,589   $7,409,170   $5,504,178
Employee benefits                           1,681,959    1,573,758    1,058,866
Occupancy expense                           1,181,915    1,094,674      852,631
Equipment expense                           1,152,254      935,011      697,187
FDIC insurance expense                      1,541,230    1,346,837      926,772
Data processing expense                     1,436,490    1,225,537      967,515
Bankshare taxes                               916,751      727,183      493,772
Goodwill amortization                         829,894      564,842       34,738
Other expense                               4,951,923    4,548,087    2,601,192
                                           ----------   ----------   ----------
                                          $22,509,005  $19,425,099  $13,136,851
                                           ==========   ==========   ==========

14.  PARENT COMPANY FINANCIAL INFORMATION
Following are condensed balance sheets of Peoples First Corporation (parent company only) as of December 31, 1993 and 1992, and the related condensed statements of income and cash flows for the years ended 1993, 1992 and 1991:

Condensed Balance Sheets
December 31,                                     1993         1992
__________________________________________________________________

Assets
Cash in subsidiary bank                      $956,366     $534,635
Investment in subsidiaries                 85,991,518   80,954,475
Cost in excess of net
  assets acquired                             201,934      224,863
Other assets                                  558,068      495,147
                                           ----------   ----------
                                          $87,707,886  $82,209,120
                                           ==========   ==========
Liabilities and Stockholders' Equity
Liabilities
Notes payable                              $9,589,292  $12,101,792
Other liabilities                             317,178      352,238
                                           ----------   ----------
  Total liabilities                         9,906,470   12,454,030

Stockholders' equity
Common stock                                4,812,751    4,774,835
Surplus                                    27,903,418   27,144,300
Retained earnings                          44,917,658   37,835,955
Unrealized appreciation of securities held
  for sale, net of deferred income tax        167,589           --
                                           ----------   ----------
                                           77,801,416   69,755,090
                                           ----------   ----------
                                          $87,707,886  $82,209,120
                                           ==========   ==========

Common shares issued and outstanding        6,160,322    6,111,790

Condensed Statements of Income
Year Ended December 31,                          1993         1992         1991
_______________________________________________________________________________

Income
Dividends from subsidiaries                $5,753,386   $3,520,000   $2,191,279
Other income                                    6,849       83,964       82,949
                                            ---------    ---------    ---------
                                            5,760,235    3,603,964    2,274,228
Expense
Salaries and employee benefits                      0      127,442      134,148
Interest expense                              745,359      577,600        4,659
Legal and accounting fees                     334,949      139,623      159,185
Other expense                                 449,847      595,913      218,810
                                            ---------    ---------    ---------
                                            1,530,155    1,440,578      516,802
                                            ---------    ---------    ---------
Income before income taxes
  and equity in undistributed
  income from subsidiaries                  4,230,080    2,163,386    1,757,426
Income tax benefit                            434,237      428,510      133,565
Income before equity in                     ---------    ---------    ---------
  undistributed income
  of subsidiaries                           4,664,317    2,591,896    1,890,991
Equity in undistributed
  income of subsidiaries                    4,869,354    4,977,034    4,475,724
                                            ---------    ---------    ---------
Net Income                                 $9,533,671   $7,568,930   $6,366,715
                                            =========    =========    =========

Condensed Statement of Cash Flows
Year Ended December 31,                          1993         1992         1991
_______________________________________________________________________________

Operating Activities
Net income                                 $9,533,671   $7,568,930   $6,366,715
Adjustments to reconcile income to net
  cash provided by operating activities
    Equity in undistributed
     income of subsidiaries                (4,869,354)  (4,977,034)  (4,475,724)
  Amortization and other, net                 (16,908)    (149,777)     228,905
Net cash provided by                        ---------    ---------    ---------
  operating activities                      4,647,409    2,442,119    2,119,896

Investing Activities
Cash paid for acquisition of subsidiary,
  net of dividend received                         --   (3,914,229)          --
                                            ---------    ---------    ---------
Net cash used by investing activities              --   (3,914,229)          --

Financing Activities
Proceeds from notes payable                 6,200,000    2,700,000           --
Repayments of notes payable                (8,712,500)    (623,208)          --
Issuance of common stock                      299,352      386,116      142,419
Cash dividends paid                        (2,012,530)  (1,632,551)  (1,208,305)
Net cash provided (used)                    ---------    ---------    ---------
  by financing activities                  (4,225,678)     830,357   (1,065,886)

Net Increase (Decrease) in Cash               421,731     (641,753)   1,054,010
  and Cash Equivalents
Cash and Cash Equivalents at
  Beginning of Year                           534,635    1,176,388      122,378
                                            ---------    ---------    ---------
Cash and Cash Equivalents at End of Year     $956,366     $534,635   $1,176,388
                                            =========    =========    =========

Supplemental Disclosures
Cash paid for interest expense               $716,428     $550,643           $0
Cash received for income taxes               (364,611)    (338,418)    (351,007)

Noncash Investing and Financing Activities
Dividends reinvested                          439,438      347,415      270,660
Notes payable issued in
  acquisition of subsidiary                        --   10,025,000           --
Common stock issued in
  acquisition of subsidiary                        --   18,257,866           --

15.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
In December, 1991, Financial Accounting Standard (FAS) No. 107, "Disclosures about Fair Value of Financial Instruments" was issued. This standard requires that the Company disclose the fair value of financial instruments for both on and off-balance sheet assets and liabilities for which it is practicable to estimate that value. Where readily available, quoted market prices were util-ized by the Company. If quoted market prices were not available, fair values were based on estimates using present value and other valuation techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

The following methods and assumptions were used in estimating the fair value for financial instruments.

CASH, DUE FROM BANKS, ACCRUED INTEREST RECEIVABLE, FEDERAL FUNDS SOLD, FEDERAL
  FUNDS PURCHASED AND ACCRUED INTEREST PAYABLE
The carrying amount reported for cash, due from banks, accrued interest receiv-able, Federal funds sold, Federal funds purchased and accrued interest payable approximates the fair value for those assets and liabilities.

DEBT SECURITIES
For both securities held for sale and investment, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not avialable, fair value is estimated using quoted prices for similar securities.

LOANS RECEIVABLE
Loan balances were assigned fair values based on a discounted cash flow analysis. The discount rate was based on the treasury yield curve, with rate adjustments for credit risk, liquidity, sevicing costs and the prepayment uncertainty.

DEPOSIT LIABILITIES AND REPURCHASE AGREEMENTS
The fair value for demand deposits, any interest bearing deposit with no fixed maturity date or short-term repurchase agreement liabilities was considered to be equal to the amount payable on demand or maturity date at the reporting date. Time deposits and repurchase agreement liabilities other than short-term, were assigned fair values based on a discounted cash flow analysis using discount rates which approximate interest rates currently being offered on liabilities with comparable maturities.

NOTES PAYABLE
Long-term debt was fair valued using discounted cash flow analysis with a discount rate based on current incremental borrowing rates for similar types of arrangements.

UNRECOGNIZED FINANCIAL INSTRUMENTS
No fair value of loan commitments is presented since the Company does not generally collect fees for loan commitments. The fair value of guarantees and letters of credit is based on equivalent fees that would be charged for similar agreements and is less than $10,000 for 1993 and 1992.

The book values and estimated fair values for financial instruments as of December 31, 1993 and 1992 are reflected below.

Financial Instruments
December 31, 1993                                       Book value   Fair value
_______________________________________________________________________________
(in thousands)

Financial Assets
Cash and due from banks                                    $27,272      $27,272
Federal funds sold                                           2,100        2,100
Securities held for sale                                    42,934       42,934
Investment securities                                      182,279      190,214
Loans, net                                                 548,173      558,309
Accrued interest receivable                                  6,526        6,526

Financial Liabilities
Deposits                                                   712,158      716,846
Repurchase agreements                                       19,705       19,705
Federal funds purchased                                     12,600       12,600
Notes payable                                                9,589        9,613
Accrued interest payable                                     3,447        3,447


Financial Instruments
December 31, 1992                                       Book value   Fair value
_______________________________________________________________________________
(in thousands)

Financial Assets
Cash and due from banks                                    $24,713      $24,713
Federal funds sold                                          13,750       13,750
Securities held for sale                                    41,859       41,957
Investment securities                                      211,624      217,747
Loans, net                                                 474,873      482,056
Accrued interest receivable                                  7,309        7,309

Financial Liabilities
Deposits                                                   694,653      700,530
Repurchase agreements                                       19,534       19,534
Notes payable                                               12,117       12,170
Accrued interest payable                                     3,833        3,833

IMPACT OF INFLATION AND CHANGING PRICES
Inflation has a minor effect on banking concerns since most of the assets and liabilities are monetary in nature. Monetary assets are those which can be readily converted into a fixed number of dollars. Management believes that the effect of inflation on nonmonetary assets such as bank premises and equipment is not material to the Company as a whole.

QUARTERLY FINANCIAL INFORMATION (unaudited)
(in thousands, except per share data)

                                   First       Second        Third       Fourth
1993                             quarter      quarter      quarter      quarter
_______________________________________________________________________________

Net interest income               $7,583       $8,109       $8,443       $8,158
Provision for loan losses            636          621          488          362
Net income                         2,149        2,401        2,506        2,478
Net income per share               $0.34        $0.38        $0.39        $0.38
Cash dividend per share            0.095        0.095        0.105        0.105
Return on average equity           12.37%       13.32%       13.37%       12.85%
Net interest margin                 4.42         4.58         4.60         4.42
Net charge-offs / loans             0.05         0.00         0.11         0.10
Bookvalue per share               $11.68       $11.98       $12.29       $12.63
Common stock trading range
End of period                     16.000       16.625       20.000       25.500
High                              16.500       16.875       20.000       25.500
Low                               16.000       16.000       16.625       19.250


QUARTERLY FINANCIAL INFORMATION (unaudited)
(in thousands, except per share data)

                                   First       Second        Third       Fourth
1992                             quarter      quarter      quarter      quarter
_______________________________________________________________________________

Net interest income               $5,460       $6,655       $7,406       $7,692
Provision for loan losses            579          820          624          750
Net income                         1,577        1,725        2,345        1,922
Net income per share               $0.32        $0.29        $0.38        $0.31
Cash dividend per share            0.085        0.085        0.095        0.095
Return on average equity           13.90%       12.33%       13.93%       11.11%
Net interest margin                 4.68         4.34         4.28         4.41
Net charge-offs / loans             0.56         1.24         0.32         0.25
Bookvalue per share                $9.58       $10.88       $11.17       $11.41
Common stock trading range
End of period                     15.125       17.250       16.125       16.250
High                              15.125       17.375       17.250       16.500
Low                               11.875       15.375       15.750       15.625

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None


PART III

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Information with respect to all directors and all persons nominated to become directors of the registrant appearing in the table and footnotes on pages 3 through 6 and the first narrative paragraph on page 8 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 10, 1994, is incorporated herein by reference.

The following table provides information as of December 31, 1993, with respect to the executive officers of the registrant:

                                                                      Shares of
                                                                   common stock
Executive Officers                                     Officer     beneficially
Name and age             Principal positions             since            owned
_______________________________________________________________________________

Aubrey W. Lippert,       Chairman of the Board,           1983       159,642(1)
age 53                   President and Chief
                         Executive of the registrant;
                         Chairman of the Board and
                         Chief Executive Officer,
                         Peoples Bank

Steve Kight,             Vice President of the regis-     1983        88,894(2)
age 42                   trant; Director of Peoples
                         Bank; formerly President and
                         Chief Operating Officer of
                         Peoples Bank

Allan B. Kleet,          Chief Financial Officer and      1986        49,310(3)
age 45                   Treasurer of the registrant

George Shaw,             Director, President and Chief    1993           200(4)
age 48                   Operating Officer of Peoples
                         Bank; formerly President and
                         Chief Executive Officer of
                         Bowling Green Bank & Trust
                         Company (1982-05/93)

Charles S. Foster,       President and Chief Executive    1993         5,392(5)
age 42                   Officer of Bank of Murray;
                         formerly Vice President and
                         Trust Officer, Bank of Murray
                         (1985-1992)

(1) Represents 2.5% of the class of stock. Includes 84,900 shares subject to currently exercisable stock options and 19,120 shares held in Mr. Lippert's ESOP account for which he has voting but no dispositive power.

(2) Represents 1.4% of the class of stock. Includes 15,248 shares held jointly by Mr. Kight and his wife, 68,000 shares subject to currently exercisable stock options and 5,646 shares held in Mr. Kight's ESOP account for which he has voting but no dispositive power.

(3) Represents less than 1.0% of the class of stock. Includes 40,840 shares subject to currently exercisable stock options and 2,480 shares held in Mr. Kleet's ESOP account for which he has voting but no dispositive power.

(4) Represents less than 1.0% of the class of stock.

(5) Represents less than 1.0% of the class of stock. Includes 1,200 shares subject to currently exercisable stock options and 68 shares held in Mr. Foster's ESOP account for which he has voting but no dispositive power.

Item 11. EXECUTIVE COMPENSATION

The information concerning compensation appearing on pages 8 through 12 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March XXX, 1994, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to any person who is known to the registrant to be the beneficial owner of more than five percent of any class of the registrant's voting securities appearing in the tables and footnotes on page 2 and pages 3 through 6 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March XXX, 1994, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the second narrative paragraph on page 8 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March XXX, 1994, is incorporated herein by reference.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  (1)   Financial Statements - Incorporated herein by reference, and listed in Item 8 hereof.

          (2)   Financial Statement Schedules - None

          (3)   List of Exhibits Filed with original:

          (3.1) Amended and Restated Articles of Incorporation of Peoples
                First Corporation are incorporated herein by reference to Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 1992.

          (3.2) Bylaws and Amendments of Peoples First Corporation are incorporated herein by reference to Exhibit 3(b) to the Registrant's Form 10-K for the year ended December 31, 1992.

          (4) May, 1992 indenture, from Peoples First Corporation to The Paducah Bank & Trust Company, relating to the 7.25% Subord-inated Short-Term Notes due 1994, is incorporated herein by reference to Exhibit 4.1 of Form S-4, registration No. 33-44235 as filed with the Securities and Exchange Commission on January 8, 1992.

          (10.1)Peoples First Corporation 1986 Stock Option Plan is incorporated herein by reference to Exhibit 28 to Registration No. 33-28304 filed with the Securities and Exchange Commission on April 24, 1989.

          (10.2)Employment agreement between Salem Bank, Inc. and Neal
                H. Ramage is herein incorporated by reference to Exhibit
                10.1 of Form S-4, registration #33-29061 as filed with the Securities and Exchange Commission on June 1, 1989.

          (10.3)Consulting agreement between Bank of Murray and Mr. Joe
                Dick is herein incorporated by reference to Exhibit 10.1 of Form S-4, registration #33-44235 as filed with the Securities and Exchange Commission on January 8, 1992.

          (13) Registrant's Annual Report to Shareholders for the year ended December 31, 1993.

          (21)  Subsidiaries of Registrant.

          (22)  Undertakings.

          (23) Consent of KPMG Peat Marwick, independent public accountants.

     (b)  Reports on Form 8-K

          Registrant did not file any current reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PEOPLES FIRST CORPORATION


                              Date:  03/22/94     /s/ Aubrey W. Lippert
                                                  Aubrey W. Lippert
                                                  President and Chairman
                                                  of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dated indicated.


Signature                          Title                              Date
_____________________              ______________________             ________


/s/ Aubrey W. Lippert              President and Chairman             03/22/94
Aubrey W. Lippert                  of the Board



/s/ Allan B. Kleet                 Chief Financial Officer            03/22/94
Allan B. Kleet




/s/ William R. Dibert              Director                           03/22/94
William R. Dibert




/s/ Richard E. Fairhurst, Jr.      Director                           03/22/94
Richard E. Fairhurst, Jr.




/s/ Jerry L. Page                  Director                           03/22/94
Jerry L. Page

Signature                          Title                              Date
_____________________              ______________________             ________


/s/ Rufus E. Pugh                  Director                           03/22/94
Rufus E. Pugh



/s/ Mary Warren Sanders            Director                           03/22/94
Mary Warren Sanders



/s/ Victor F. Speck, Jr.           Director                           03/22/94
Victor F. Speck, Jr.

INDEX TO EXHIBITS                                                          Page
_______________________________________________________________________________


(21)  Subsidiaries of Registrant                                             64

(22)  Undertakings                                                           65

(23)  Consent of KPMG Peat Marwick, independent public accountants           67