Form 10-Q
period 1994-03-31
PEOPLES FIRST CORP
filed 1994-05-12
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended March 31, 1994
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission File Number 0-16839

                             PEOPLES FIRST CORPORATION
              (Exact name of registrant as specified in its charter)

           Kentucky                                               61-1023747
(State or other jurisdiction of                                (I R S Employer
 incorporation or organization)                              Identification No.)

100 South Fourth Street
P. O. Box 2200
Paducah, Kentucky                                                     42002-2200
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (502) 441-1200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of March 31, 1994: Common stock, no par value - 7,103,546 shares outstanding.















______________________________________________________________________________1







INDEX                                                                      Page
_______________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1994,
         March 31, 1993 and December 31, 1993                                 3

         Consolidated Statements of Income - Three Months
         Ended March 31, 1994 and 1993                                        4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1994 and 1993                                        5

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 2.  Changes in Securities                                               20

Item 3.  Defaults on Senior Securities                                       20

Item 4.  Submission of Matters to a Vote of Securities Holders               20

Item 5.  Other Information                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    22


         Signatures                                                          23













                                                                              2






                                             March 31,    March 31, December 31,
CONSOLIDATED BALANCE SHEETS                      1994         1993         1993
_______________________________________________________________________________
(dollars in thousands)

ASSETS
Cash and due from banks                       $28,804      $25,152      $30,422
Federal funds sold                              2,100       17,100        8,100
Securities held for sale                       78,013       42,617       66,595
Investment securities                         225,233      290,970      246,440
Loans                                         656,773      565,553      635,559
Allowance for loan losses                     (10,290)      (8,675)      (9,836)
                                            ---------    ---------    ---------
Loans, net                                    646,483      556,878      625,723
Excess of cost over net assets
 of purchased subsidiaries                     10,700       11,530       10,907
Premises and equipment                         13,762       13,960       13,990
Other assets                                   13,476       12,591       13,201
                                            ---------    ---------    ---------
                                           $1,018,571     $970,798   $1,015,378
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $70,175      $62,170      $73,263
  Interest-bearing transaction accounts       210,748      203,599      209,530
  Savings deposits                             96,356       94,467       93,318
  Time deposits                               497,342      486,707      496,884
                                            ---------    ---------    ---------
                                              874,621      846,943      872,995
Repurchase agreements                          22,956       20,787       19,705
Federal funds purchased                        11,800            0       12,600
Notes payable                                   8,680       11,754       10,742
Other liabilities                               7,566        7,569        7,224
                                            ---------    ---------    ---------
     Total liabilities                        925,623      887,053      923,266

Stockholders' Equity
  Common stock                                  5,549        5,508        5,539
  Surplus                                      31,107       29,840       30,851
  Retained earnings                            56,779       48,600       54,958
  Unrealized appreciation of securities
   held for sale, net of deferred tax            (329)           0          922
  Debt on ESOP shares                            (158)        (203)        (158)
                                            ---------    ---------    ---------
                                               92,948       83,745       92,112
                                            ---------    ---------    ---------
                                           $1,018,571     $970,798   $1,015,378
                                            =========    =========    =========

Fair value of securities held for sale        $78,013      $43,191      $66,595
Fair value of investment securities           229,234      301,987      255,573
Common shares issued and outstanding            7,104        7,049        7,090

See accompanying notes to consolidated financial statements.                  3






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF INCOME                             1994         1993
_______________________________________________________________________________
(dollars in thousands)

INTEREST INCOME
Interest on Federal funds sold                                 $85         $116
Taxable interest on securities                               3,645        4,448
Nontaxable interest on securities                              983          940
Interest and fees on loans                                  12,899       12,222
                                                            ------       ------
                                                            17,612       17,726
INTEREST EXPENSE
Interest on deposits                                         7,380        8,289
Interest on repurchase agreements                              170          158
Other interest expense                                         297          234
                                                            ------       ------
                                                             7,847        8,681
                                                            ------       ------
Net Interest Income                                          9,765        9,045
Provision for Loan Losses                                      489          714
                                                            ------       ------
Net Interest Income after
 Provision for Loan Losses                                   9,276        8,331

Noninterest Income                                           1,471        1,360
Noninterest Expense                                          7,029        6,115
                                                            ------       ------
Income Before Income Tax Expense                             3,718        3,576
Income Tax Expense                                           1,151          984
                                                            ------       ------
NET INCOME                                                  $2,567       $2,592
                                                            ======       ======

Net Income per Common Share
 and Common Share Equivalent                                 $0.35        $0.36

Cash Dividend per Common Share                               0.105        0.095














See accompanying notes to consolidated financial statements.                  4






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1994         1993
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                  $2,567       $2,592
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              535          503
    Net (discount accretion) premium
     amortization                                              379          424
    Provision for loan losses                                  489          714
    Net (increase) decrease in loans
     held for sale                                            (520)         786
    Provision for deferred income taxes                       (355)        (322)
    Other, net                                               1,130        2,110
                                                            ------       ------
Net Cash Provided by Operating Activities                    4,225        6,807

INVESTING ACTIVITIES
Net decrease in Federal funds sold                           6,000          650
Proceeds from sales of securities
  held for sale                                                  0        2,536
Proceeds from maturities of securities
  held for sale                                              5,400        1,000
Proceeds from maturities of investment
  securities                                                 8,448       18,655
Principal collected on mortgage-backed
  securities held for sale                                   4,492        1,155
Principal collected on mortgage-backed
  investment securities                                      8,830        4,892
Purchase of securities held for sale                       (18,018)      (2,732)
Purchase of investment securities                           (1,597)     (20,692)
Net increase in loans                                      (20,729)      (2,917)
Purchases of premises and equipment                           (161)        (239)
                                                            ------       ------
Net Cash (Used) Provided by Investing Activities            (7,335)       2,308














See accompanying notes to consolidated financial statements.                  5






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1994         1993
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                          1,626      (11,713)
Net increase in repurchase agreements                        3,251        1,253
Net decrease in Federal funds purchased                       (800)           0
Repayments of notes payable                                 (2,067)        (566)
Proceeds from issuance of common stock                         112           40
Cash dividends paid                                           (630)        (757)
                                                            ------       ------
Net Cash Provided (Used) by Financing Activities             1,492      (11,743)
                                                            ------       ------
Cash and Cash Equivalents
  Decrease                                                  (1,618)      (2,628)
  Beginning of Year                                         30,422       27,780
                                                            ------       ------
  End of Period                                            $28,804      $25,152
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                              $7,882       $8,825
Cash paid for income tax                                        86          253

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net             144          (52)
Dividends reinvested                                           114          103























See accompanying notes to consolidated financial statements.                  6








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B - SECURITIES HELD FOR SALE AND INVESTMENT SECURITIES
The Company adopted Financial Accounting Standard No. 115 "Accounting for Cer-tain Investments in Debt and Equity Securities" (FAS 115) as of the end of 1993. This new accounting policy expands the use of fair value accounting for secur-ities for which there is not a positive intent and ability to hold to maturity. At acquisition, FAS 115 requires that securities be classified into one of three catergories: trading, held for sale or investment. Trading securities are bought and held principally with the intention of selling them in the near term. The Company has no trading securities. Investment securities are those securi-ties for which the Company has the ability and intent to hold until maturity. All other debt securities are classified as held for sale.

Securities held for sale are stated at fair value for March 31, 1994 and December 31, 1993, and are stated at the lower of amortized cost or market for March 31, 1993. Fair value is based on market prices quoted in financial publications or other independent sources. Subsequent to adoption of FAS 115, net unrealized gains or losses are excluded from earnings and reported, net of deferred income taxes, as a separate component of shareholders' equity until realized. The adjusted cost of the specific security held for sale that is sold is used to compute any gain or loss upon sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


NOTE C - LOAN REVENUES
Interest on commercial and real estate mortgage loans is accrued and credited to income based upon the principal amount outstanding. Interest on certain consumer installments loans is credited to income using a method which approxi-mates the level-yield method.

When in the opinion of management the collection of interest on a loan is unlikely or when either principal or interest is past due 90 days, the loan is generally placed on nonaccrual status and interest income is not recognized unless received in cash. When a loan is placed on nonaccrual status, accrued interest for the current period is reversed and charged against current earnings and accrued interest from prior periods is charged against the allowance for loan losses. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest payments received on nonacccrual loans are applied to principal if there is any doubt as to the collectibility of total principal, otherwise these payments are recorded as interest income.

NOTE D - ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level determined by management to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic economic conditions, volume, growth and composition of the loan portfolio and other relevant factors. The allowance is increased by provisions for loan losses charged to expense and is reduced by loan chargeoffs, net of recoveries.

NOTE E - NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT
Net income per common share and common share equivalent is determined by divid-ing net income by the weighted average number of common shares actually out-standing and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for the three months ended March 31, 1994 and 1993, were 7,363,398 and 7,222,550, re-spectively. Common stock equivalents have no material dilutive effect.

NOTE F - CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks to be cash equivalents.

NOTE G - BUSINESS COMBINATIONS
On March 10, 1994, the Company consummated the acquisition of First Kentucky Bancorp, Inc. (First Kentucky) and First Kentucky Federal Savings Bank, a wholly-owned subsidiary of First Kentucky. First Kentucky's six locations are immediately east of the market area served by the Company's other subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


banks, and at March 31, 1994, had total assets of approximately $175.3 million. The acquisition has been accounted for as a pooling of interest, and accord-ingly, the accompanying consolidated financial statements have been restated.
A total of 929,794 shares of the Company's common stock was issued in this business combination. The following table shows the results of operations of the previously separate enterprises for the period from January 1, 1994 through March 10, 1994 and for the three months ended March 31, 1993, the periods before the combination:

                                              Peoples       Pooled
Results of Operations                           First    affiliate     Combined
_______________________________________________________________________________
(in thousands)

1994  Total revenue                           $12,357       $2,273      $14,630
      Net income                                1,758          210        1,968
1993  Total revenue                            15,752        3,334       19,086
      Net income                                2,149          443        2,592

Merger expenses of approximately $235,000 related to pooling of interest acquis-itions were charged to expense during 1994. The after-tax impact of these expenses on earning per common share and common share equivalent was $0.03.

On February 24, 1994, the Company entered into an affiliation agreement with Libsab Bancorp, Inc. (Libsab), the bank holding company for Liberty Bank & Trust Company of Mayfield, Kentucky. The agreement was subsequently amended on April 15, 1994. The agreement, as amended, is subject to the approval of Libsab shareholders and regulators. The Company will issue 1,078,000 shares of the Company's stock for all the outstanding stock of Libsab. Liberty Bank
& Trust Company is a commercial bank with total assets of approximately $140.9 million at December 31, 1993 that is well established in western Kentucky with its principal office in Mayfield, Kentucky. The business combination will be accounted for as a pooling of interest. Consummation of the transaction is expected to occur in the third quarter of 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS
_______________________________________________________________________________


Headquartered in Paducah, Kentucky, Peoples First Corporation (Company) is a bank holding company. Through 23 banking offices, the Company serves primarily the western Kentucky and contiguous interstate area. The purpose of this dis-cussion and analysis is to provide financial statement readers with information relevant to understanding and assessing the financial condition and results of operations of Peoples First Corporation (Company). The following table provides certain information regarding the Company's six banking subsidiaries as of March 31, 1994 (dollars in thousands):

                                    Year
Subsidiary                      acquired       Assets        Loans     Deposits
_______________________________________________________________________________

Peoples First National Bank         1983     $484,019     $374,866     $398,235
Bank of Murray                      1992      255,447      146,081      217,921
First Kentucky FSB                  1994      175,318       77,758      160,175
Salem Bank, Inc.                    1989       41,919       16,681       37,773
First Nat'l Bank of LaCenter        1987       36,621       20,948       31,870
First Liberty Bank                  1985       35,081       20,437       31,770

The above amounts do not total to consolidated amounts due to eliminating entries and parent company amounts.


EARNING ASSETS
Average earning assets of the Company for the first three months of 1994 increased 5.5%, or $49.8 million to $961.4 million from $911.6 million for the first three months of 1993. This compares to internal average earning asset growth of 2.6% for the first quarter of 1993 over the first quarter of 1992. Aggressive pricing and other marketing efforts stimulated strong loan demand in 1994. A consistently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 94.4% and 94.0% for the first three months of 1994 and 1993, respectively.

Loans are the Company's primary earning asset. Loan demand has been strong. Loans, net of unearned income, increased $21.2 million during the three-month period since December 31, 1993, compared to a $3.1 million increase for the same period in the previous year. Internal average loan growth for the first quarter of 1994 was 14.0% from the first quarter of 1993, up from a 4.5% increase in average loans for the first quarter of 1993 from the first quarter of 1992. Prior to 1993, loans had been a decreasing portion of earning assets. Average loans for the first three months of 1994 were 66.9% of total average earning assets, compared to 61.8% during the first three months of 1993. Management attributes the current reversal of the declining loan composition trend to their focus on improving the earning asset composition of all the banks, especially Murray, strong loan demand and a slowed growth of total deposits.

The Company primarily directs lending activities to its regional market from which deposits are drawn. Management has focused on retail lending and the growth of residential real estate mortgage loans over the last two years.

                                             March 31,    March 31, December 31,
Types of Loans                                   1994         1993         1993
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural                           $112,299     $109,975     $111,102
Real estate
  Construction                                 10,168        6,715       10,870
  Residential mortgage                        250,119      218,433      243,765
Commercial mortgage                           112,930       96,447      112,977
Installment loans to
  individuals                                 172,353      136,545      158,980
Consumer revolving credit                       4,592        3,197        3,922
Loans held for sale                             1,024          455          504
Other                                           2,004        2,582        2,161
                                              -------      -------      -------
                                              665,489      574,349      644,281
Unearned income                                (8,716)      (8,796)      (8,722)
                                              -------      -------      -------
                                             $656,773     $565,553     $635,559
                                              =======      =======      =======

A portion of the proceeds from the sale and maturity of debt securities and the principal collected on mortgage-backed securities was used to fund high loan demand. Debt securities decreased $9.8 million during the first three months of 1994 and $5.2 million during the first three months of 1993. The Company main-tains a portfolio of securities held for sale as a partial source of available funding for loan growth.


FUNDING
The total of average deposits and repurchase agreements, which management relies on as a stable source of funding, of the Company for the first three months of 1994 increased 3.2%, or $28.0 million to $892.8 million from $864.8 million for 1993. Compared to respective previous year periods, internal funding from local area deposits increased 1.0% during the first three months of 1994, and 1.1% for the first three months of 1993.

Highly competitive markets for deposits exist and sustained lower interest rates do not benefit internal funding growth rates. During periods of slow internal deposit growth, management partially relies on brokered deposits and Federal funds purchased to fund loan growth. Brokered deposits amounted to $19.2 million and $0.0 million at March 31, 1994 and 1993, respectively. Federal funds purchased, net of funds sold, were $26.8 million higher at March 31, 1994 than at March 31, 1993.

NONPERFORMING ASSETS AND RISK ELEMENTS
The level of nonperforming assets at March 31, 1994 remains relatively low, improving slightly since December 31, 1993. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 1994, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

                                             March 31,    March 31, December 31,
Nonperforming Assets                             1994         1993         1993
_______________________________________________________________________________
(in thousands)

Nonaccrual loans                                 $696       $3,579         $656
Other real estate owned                         2,134        1,887        2,258
Renegotiated loans                              2,971        1,248        3,362
                                                -----        -----        -----
                                               $5,801       $6,714       $6,276
                                                =====        =====        =====
Nonperforming assets as a percent of
 total loans and other real estate               0.88%        1.18%        0.98%
Loans past due ninety days and still
 accruing interest                               $379         $477         $484
Allowance for loan losses coverage
 of nonperforming assets                          177%         129%         157%


The Company discontinues the accrual of interest on loans which become ninety days past due as to principal or interest, or when in the opinion of management the collection of interest is unlikely, unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at the lower of cost or fair value. A loan is classified as a renegotiated loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.

Management continues to exert efforts to monitor and minimize nonperforming assets even though the nonperforming totals are significantly lower than peer bank holding company ratios. Significant focus on underwriting standards is maintained by management and the subsidiary bank boards.

Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At March 31, 1994, loans with a total principal balance of $19.8 million have been identified that may become nonperforming in the future, compared to $16.5 million at December 31, 1993 and $15.3 million that had been identified at March 31, 1993. Performance of borrowers is aided by the current lower interest carrying costs. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

Nonperforming assets at March 31, 1994 were 0.88% of total loans and other real estate, down from 0.98% at December 31, 1993. A small number of loans and one tract of undeveloped land in Nashville, Tennessee, represent most of the nonperforming balance for the last two years.


CAPITAL RESOURCES AND DIVIDENDS
Stockholders' equity was 9.1% of assets at March 31, 1994, the same as at December 31, 1993, and an increase of 0.5% from March 31, 1993. Stockholders' equity increased $0.8 million, or 3.7% (annualized), during the first three months of 1994 due to a 71.0% earnings retention rate, the sale of common stock through shareholder and employee plans ($271,671) and offset by $1,251,652 of unrealized depreciation of securities held for sale, net of deferred income tax. This compares to an increase of $2.2 million during the same 1993 period when the earnings retention rate was 73.6%, proceeds from the sale of common stock through shareholder and employee plans was $143,008 and securities held for sale were not accounted for at fair value through equity.

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

Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At March 31, 1994, approximately $11.7 million, compared to $12.7 million at March 31, 1993, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards. At March 31, 1994 and December 31, 1993, the Company and the subsidiary banks' capital ratios were as follows:

                                          Total                     Tier I               Leverage Ratio
                                  Mar 31,      Dec 31,      Mar 31,      Dec 31,      Mar 31,      Dec 31,
Risk-Based Capital                  1994         1993         1994         1993         1994         1993
_________________________________________________________________________________________________________
Company                            14.02%       13.94%       12.77%       12.69%        8.20%        8.18%
Peoples First National Bank        12.83        13.13        11.58        11.88         9.09         9.24
Bank of Murray                     16.61        16.54        15.36        15.29         9.29         9.17
First Kentucky FSB                 20.93        19.99        19.75        18.86         7.51         7.35
Salem Bank, Inc.                   23.73        23.91        22.48        22.66         9.55         9.71
First Nat'l Bank of LaCenter       16.47        16.74        15.22        15.49         8.53         8.81
First Liberty Bank                 14.67        15.13        13.42        13.88         7.59         7.62

Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses and growth expectations, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums.


RESULTS OF OPERATIONS
Although net interest income and the provision for loan losses improved, earnings decreased for the first three months of 1994 over the same 1993 period. The decrease is attributable to costs involved with two acquisitions in progress and costs associated with expanding customer volumes during the first quarter of 1994. Net income per common share and common share equivalent for the first quarter of 1994 was $0.35, down from $0.36 for the first quarter of 1993.

Return on average stockholders' equity for the three months ended March 31, 1994 and 1993 was 11.23% and 12.74%, respectively. Return on average assets for the three months ended March 31, 1994 and 1993 was 1.02% and 1.08%, respectively.


NET INTEREST INCOME
The amount by which interest earned on assets exceeds the interest paid on sup-porting funds, constitutes the primary source of income for the Company. For the three months ended March 31, 1994, net interest income (TE) increased 7.7%, or $732,000 to $10,262,000 as compared to $9,530,000 for the three months ended March 31, 1993. A small amount of the 1994 increase is attributable to increased margin, mostly due to a better net interest spread on securities. Most of 1994's increase is attributable to growth of average earning assets. Compared to 1994, net interest spreads on loans in 1993 were more favorably affected by falling interest rates which reduced liability costs to a greater extent than earning assets due to rate-reduction limits on repricable loans. Average earning asset growth accounted for all of the increased net interest income for the three months ended March 31, 1993 over the three months ended March 31, 1992.

Net interest income on a tax-equivalent basis as a percent of average earning assets was 4.33% and 4.24% for the three months ended March 31, 1994 and 1993, respectively. Aggressive pricing of loans during the past year has stimulated demand and retarded margins. Margins in 1993, and in 1994 to a lesser extent, were unfavorably affected by the purchase accounting recognition of interest income on certain investment securities at market yields. Net interest income margins continue to benefit from a favorable mix of earning assets and a favorable mix of funding sources.

Generally, the subsidiary banks maintain a relatively balanced position between volumes of rate-repricing assets and liabilities to guard against adverse effects to net interest income from possible fluctuations in interest rates. Low levels of nonperforming loans and a greater relative growth in deposits other than time deposits contributed to good margins each period.

Net Interest Income Analysis                  Average                   Average
Three months ended March 31, 1994              volume     Interest         rate
_______________________________________________________________________________
(in thousands)

Loans                                        $642,834      $12,919         8.15%
Securities                                    307,892        5,105         6.72
Other interest earning assets                  10,670           85         3.23
                                              -------       ------
                                              961,396       18,109         7.64

Time deposits                                 497,833        5,281         4.30
All other interest bearing deposits           301,272        2,099         2.83
Other interest bearing liabilities             47,412          467         3.99
                                              -------       ------
                                             $846,517        7,847         3.76
                                              =======       ------         ----
Net interest income (TE) spread                            $10,262         3.88%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.33%
 of average interest-earning assets                                        ====



Net Interest Income Analysis                  Average                   Average
Three months ended March 31, 1993              volume     Interest         rate
_______________________________________________________________________________
(in thousands)

Loans                                        $563,830      $12,248         8.81%
Securities                                    332,926        5,848         7.12
Other interest earning assets                  14,864          116         3.16
                                              -------       ------
                                              911,620       18,212         8.10

Time deposits                                 493,211        5,975         4.91
All other interest bearing deposits           289,039        2,314         3.25
Other interest bearing liabilities             34,289          392         4.64
                                              -------       ------
                                             $816,539        8,681         4.31
                                              =======       ------         ----
Net interest income (TE) spread                             $9,531         3.79%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.24%
 of average interest-earning assets                                        ====

PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. Management desires to provide assurance through sufficient provision for loan losses that future earnings will be less susceptible to changing economic cycles. The provision for loan losses amounted to $488,882 for the three months ended March 31, 1994, a decrease of $224,711 or 31.5% when compared to $713,593 for the three months ended March 31, 1993. The decline in the 1994 provision for loan losses was influenced by a significant decline in net charge-offs from previous years and a modest decline in nonper-forming assets. The annualized provision for loan losses as a percentage of average loans was 0.31% for the three months ended March 31, 1994, down from 0.38% and 0.59% for the years ended December 31, 1993 and 1992, respectively. Levels of providing for loan losses reflect, among other things, management's evaluation of potential problem loans.

Net chargeoffs as a percentage of average loans were 0.02% and 0.05% for the three months ended March 31, 1994 and 1993, respectively, periods of unusally low net chargeoffs. Net chargeoffs as a percent of average loans were 0.34% for the five-year period ended December 31, 1993. The allowance for loan losses was 1.57% of outstanding loans at March 31, 1994, which approximates the average during the last five years. The March 31, 1994 allowance is 177% compared to 147% at December 31, 1993, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.

                                                             Three Months Ended
                                                                  March 31,
Allowance for Loan Losses                                     1994         1993
_______________________________________________________________________________
(in thousands)

Balance at beginning of period                              $9,836       $8,027
Provision charged to expense                                   489          714
Loans charged off                                             (148)        (210)
Recoveries of chargeoffs                                       113          144
                                                             -----        -----
Net loans charged off                                          (35)         (66)
                                                             -----        -----
Balance at end of period                                   $10,290       $8,675
                                                            ======       ======

Annualized provision for loan losses
 as a percent of average loans                                0.31%        0.51%
Annualized net chargeoffs as
 a percent of average loans                                   0.02         0.05
Allowance for loan losses to
 period end loans                                             1.57         1.53

NONINTEREST INCOME
Noninterest income amounted to $1,471,124 for the three months ended March 31, 1994, a 8.2% increase from $1,359,827 for the three months ended March 31, 1993. Most areas reflected good increases. Service charges on deposit accounts, the largest component of noninterest income, increased 13.1% during the first quarter of 1994 over the first quarter of 1993. During the recent year, some of the subsidiary banks adjusted fee schedules to recapture higher operating costs and to provide more uniform pricing among the affiliated banks.

Trust fees for the three months ended March 31, 1994 increased 8.1% from the same 1993 period. Total assets under management by the trust department have increased, generating better levels of fee income. The increase in insurance commissions for 1994 over 1993 is attributable to greater opportunities resulting from the significant increase in consumer loans as well as better penetration of this product to consumer loan customers. Fee income from secondary-market mortgage loan services during 1994 is anticipated to be lower than 1993 due to the unusually large amount of home refinancing in 1993. The relative improvement in fee income is approximately the same as the growth in net interest income. Noninterest income excluding securities gains was 13.1% of total net interest income plus noninterest income for the three months ended March 31, 1994, compared to 13.0% for the three months ended March 31, 1993.

                                                             Three Months Ended
                                                                  March 31,
Noninterest Income                                            1994         1993
_______________________________________________________________________________
(in thousands)

Services charges on deposits                                  $804         $711
Net securities gains                                             0            8
Trust fees                                                     293          271
Insurance commissions                                           80           56
Other income                                                   294          314
                                                             -----        -----
                                                            $1,471       $1,360
                                                             =====        =====

NONINTEREST EXPENSE
The ratio of noninterest expense as a percent of average assets was 2.80% for the three months ended March 31, 1994, compared to 2.56% for the three months ended March 31, 1993. During the first quarter of 1994, management changed its plans regarding the approach to productivity gains. Management shifted its focus from controlling the rate of increase of noninterest expense to gain more employee productivity, to increasing revenue volumes to gain operational ratio efficiencies.

Accordingly, the ratio of personnel expense has increased as a percentage of average total assets and was 1.27% for the three months ended March 31, 1994, compared to 1.19% for the three months ended March 31, 1993. Double-digit percentage increases in occupancy expense and equipment expense were the result of management's current focus on increasing revenue volumes. The Company has made investments in facilities and equipment as technolgy has advanced and the need to leverage personnel costs has intensified.

The Company's bank subsidiaries are required to pay deposit insurance assess-ments to the FDIC, to maintain significant noninterest-bearing balances with the Federal Reserve, and to pay fees to regulatory agencies for periodic examina-tions by the agencies. The 2.1% increase in assessments for deposit insurance for the three months ended March 31, 1994 from the same 1993 period, is attri-butable to increased deposit levels. Beginning in 1993, the assessments were based not only on deposits but also on the risk characteristics of the indivi-dual financial institutions. All of the Company's subsidiaries received the lowest deposit assessment rate from the FDIC.

Additional data processing expense was incurred in 1993 related to processing changes. Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Kentucky has raised the assessment level and is attempting to significantly increase this taxation, which is based upon net income of the subsidiaries. During the first quarter of 1994, the Company was involved in two pooling-of-interests acquisitions. Included in other noninterest expense for the three months ended March 31, 1994 was approximately $235,000 (equal to more than $0.03 per common share and common share equivalent) of professional fees relating the merger completed in the first quarter and one merger expected to be completed in the third quarter of 1994. Several components of other noninterest expense have increased primarily as a result of costs associated with expanding customer volumes and marketing.

                                                             Three Months Ended
                                                                  March 31,
Noninterest Expense                                           1994         1993
_______________________________________________________________________________
(in thousands)

Salaries                                                    $2,579       $2,362
Employee benefits                                              598          480
Occupancy expense                                              346          314
Equipment expense                                              337          296
FDIC insurance expense                                         487          477
Data processing expense                                        430          448
Bank share taxes                                               300          279
Goodwill amortization                                          207          207
Other expense                                                1,745        1,252
                                                             -----        -----
                                                            $7,029       $6,115
                                                             =====        =====

INCOME TAXES
The increase in income tax expense for the three months ended March 31, 1994, is primarily attributable to nondeductible organizational costs associated with two acquisitions, and to a lesser extent, to higher operating earnings. The effective tax rate is increasing, and was 31.0% for the three months ended March 31, 1994, compared to 27.5% for the three months ended March 31, 1993. The

Company manages the effective tax rate to some degree, based upon changing tax laws, particularly new alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.


LIQUIDITY AND INTEREST-RATE SENSITIVITY
The Company's objective of liquidity management is to ensure the ability to access funding which enables each bank to efficiently satisfy the cash flow requirements of depositors and borrowers. Asset/Liability management (ALM) involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities as well as to assure adequate liquidity. The Company's ALM committee monitors funds available from a number of sources to meet its objectives. The primary source of liquidity for the banks, in addition to loan repayments, is their debt securities portfolios. Debt securities classified as held for sale are those that the Company intends to use as part of its asset/liability management and that may be sold prior to maturity in response to changes in interest rates, resultant prepayment risks and other factors. The Company's access to the re-tail deposit market through individual banks located in nine different counties has been a stable source of funds. Additional funds for liquidity are available by borrowing of Federal funds from correspondent banks, Federal Home Loan Bank borrowings and brokered deposits. Various types of analyses are performed to ensure adequate liquidity, and to evaluate the desirability of the relative interest rate sensitivity of assets and liabilities. In the past, as was typical for most financial institutions, the Company's cash flows provided by financing activities (primarily through deposit and repurchase agreement generation) generally greatly exceeded cash flows from operations and were used to fund investing activities. During the past two years, due to strong loan demand coupled with the low interest-rate environment, which hinders area deposit growth, financing activities funding was partially derived from increased levels of Federal funds purchased and brokered deposits. Management considers current liquidity positions of the subsidiary banks to be adequate to meet depositor and borrower needs.

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks. Management expects that a slightly greater amount of assets will reprice than liabilities during the second and third quarter period of 1994. This position is subject to change in response to the dynamics of the Company's balance sheet and general market conditions. Rising interest rates are likely to increase net interest income in a positive gap position (greater amount of repricing assets than liabilities) and falling rates would likely decrease net interest income.

PART II

_______________________________________________________________________________

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities

         Peoples First Corporation amended its Articles of Incorporation in May, 1994 to (i) increase the number of authorized shares of common stock from 10 million to 30 million, and (ii) authorize 6 million shares of preferred stock, with such preferences, limitations and relative rights as may be determined by the Board of Directors with-out further shareholder approval.

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The regular annual meeting of the shareholders of Peoples First Corporation was held April 26, 1994, at the Executive Inn in Paducah, Kentucky.

         (b) The Corporation's Board of Directors consists of 17 members in three classes. Directors are usually elected to three-year terms, and ordinarily one class of directors is elected at each annual meeting. Cumulative voting applies in the election of directors. The following seven nominees were elected to the board of directors for the terms and by the votes indicated below:

                                         Term           For     Against
               Nominee                Expires         Votes       Votes

               Walter L. Apperson        1997     5,355,814      27,095
               Gathiel D. Baker          1997     5,364,087      27,095
               William R. Dibert         1997     5,364,087      27,095
               R. E.  Fairhurst, Jr.     1997     5,364,087      27,095
               Dennis W. Kirtley         1997     5,364,087      27,095
               Aubrey W. Lippert         1997     5,358,709      27,095
               Allan Rhodes, Jr.         1997     5,361,516      27,095
               Gathiel D. Baker          1995     5,364,087      27,095

             Ten other directors continued their terms of office after the meeting. Five directors, Joe Dick, William Rowland Hancock, Robert P. Meriwether, Joe Harry Metzger and Jerry L. Page, continue in office until 1995. Five additional directors, Allan B. Kleet, Rufus E. Pugh, Mary Warren Sanders, Victor F. Speck, Jr. and Neal H. Ramage continue in office until 1996.

         (c) Shareholders voted to approve an amendment to the Articles of Incorporation to (i) increase the number of authorized shares of common stock from 10 million to 30 million, and (ii) autho-rize 6 million shares of preferred stock, with such preferences, limitations and relative rights as may be determined by the Board of Directors without further shareholder approval, by the follow-ing vote:

                        For:  4,996,785            Against:   53,724
                    Abstain:     82,118           Withheld:  256,237

             Shareholders approved an amendment to the Company's 1986 Stock Option Plan. The amendment provides for the extension of the term of the Plan to February 16, 2004 and provides that the number of shares reserved for issuance under the Plan be in-creased to 10% of the common stock outstanding from time to time and provides the Executive Committee of the Board of Directors more flexibility in awarding of options. The following was the vote on this amendment:

                        For:  5,027,656            Against:   61,684
                    Abstain:    112,045           Withheld:  187,479

             Shareholders ratified the Board of Director's appointments to
             the Audit Committee.   The Audit Committee, which is composed
             entirely of nonmanagement directors, reviews the audit plans and the results of audits of the Corporation and subsidiary banks performed by the Corporation's internal audit department and independent certified public accountants, reviews the adequacy of internal controls and reviews the accounting principles em-ployed in financial reporting. The appointments of William R. Dibert, R. E. Fairhurst, Jr., William Rowland Hancock, Allan Rhodes, Jr., and Mary Warren Sanders were ratified by the follow-ing vote:

                        For:  5,283,000            Against:       73
                    Abstain:     59,077           Withheld:   46,714

Item 5.  Other Information

         As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Peoples First entered into an affilia-tion agreement dated as of February 24, 1994 with Libsab Bancorp, Inc. (Libsab), the bank holding company for Liberty Bank & Trust Company of Mayfield, Kentucky. On April 15, 1994, the Company entered into an amendment to the affiliation agreement following the Company's due diligence investigation. The amended agreement reduces the total number of shares of the Company's common stock to be issued to Libsab shareholders in the merger from 1,118,000 to 1,078,000 shares or, as amended, 12.632 shares of Peoples First common stock for each share of Libsab common stock. The amended agreement also provides that Libsab may terminate the affiliation agreement if the average trading price per share of Peoples First common stock reported on the NASDAQ National Market System is less than $18.84 during a valuation period prior to closing. As amended, the transaction was valued at approxi-mately $27.5 million based on the $25.50 price per share of Peoples First common stock reported at the close of business on April 13, 1994. Consummation of the transaction is expected to occur in the third quarter of 1994.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Amended and Restated Articles of Incorporation of Peoples First Corporation are furnished as exhibit 3.1.

         (b) Peoples First Corporation filed a current report on Form 8-K on March 24, 1994, reporting the March 10, 1994 consumation of the acquisition of First Kentucky Bancorp, Inc., the parent company of First Kentucky Federal Savings Bank and provided historical and pro forma financial information.

SIGNATURES
_______________________________________________________________________________


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


                                             PEOPLES FIRST CORPORATION



                              05/12/94       /s/ Aubrey W. Lippert
                                             Aubrey W. Lippert
                                             President and Chairman
                                              of the Board




                              05/12/94       /s/ Allan B. Kleet
                                             Allan B. Kleet
                                             Principal Financial Officer

INDEX TO EXHIBITS
                                                                           Page
_______________________________________________________________________________

(3.1)  Amended and Restated Articles of Incorporation of
       Peoples First Corporation                                             25