Form 10-Q/A
period 1994-03-31
PEOPLES FIRST CORP
filed 1994-07-22
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q/A
                                  Amendment No. 1

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


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1994,
         March 31, 1993 and December 31, 1993                                 3

         Consolidated Statements of Income - Three Months
         Ended March 31, 1994 and 1993                                        4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1994 and 1993                                        5

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    20


         Signatures                                                          21























                                                                              2






                                             March 31,    March 31, December 31,
CONSOLIDATED BALANCE SHEETS                      1994         1993         1993
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $28,804      $30,152      $34,655
Federal funds sold                              2,100       12,100        2,100
Securities held for sale                       78,013       42,617       67,431
Investment securities                         225,233      290,970      246,096
Loans                                         656,773      565,553      636,225
Allowance for loan losses                     (10,290)      (8,675)      (9,818)
                                            ---------    ---------    ---------
Loans, net                                    646,483      556,878      626,407
Excess of cost over net assets
 of purchased subsidiaries                     10,700       11,530       10,908
Premises and equipment                         13,762       13,960       13,999
Other assets                                   13,476       12,591       13,300
                                            ---------    ---------    ---------
                                           $1,018,571     $970,798   $1,014,896
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $70,175      $62,170      $73,029
  Interest-bearing transaction accounts       210,748      203,599      209,707
  Savings deposits                             96,356       94,467       93,133
  Time deposits                               497,342      486,707      497,664
                                            ---------    ---------    ---------
                                              874,621      846,943      873,533
Repurchase agreements                          22,956       20,787       19,705
Federal funds purchased                        11,800            0       12,600
Notes payable                                   8,680       11,754        9,747
Other liabilities                               7,566        7,569        6,843
                                            ---------    ---------    ---------
     Total liabilities                        925,623      887,053      922,428

Stockholders' Equity
  Common stock                                  5,549        5,508        5,539
  Surplus                                      31,107       29,840       30,851
  Retained earnings                            56,779       48,600       54,990
  Unrealized appreciation of securities
   held for sale, net of deferred tax            (329)          --        1,246
  Debt on ESOP shares                            (158)        (203)        (158)
                                            ---------    ---------    ---------
                                               92,948       83,745       92,468
                                            ---------    ---------    ---------
                                           $1,018,571     $970,798   $1,014,896
                                            =========    =========    =========

Fair value of securities held for sale        $78,013      $43,191      $67,431
Fair value of investment securities           229,234      301,987      255,606
Common shares issued and outstanding            7,104        7,049        7,090

See accompanying notes to consolidated financial statements.                  3






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF INCOME                             1994         1993
_______________________________________________________________________________
(in thousands, except per share)

INTEREST INCOME
Interest on Federal funds sold                                 $85         $116
Taxable interest on securities                               3,645        4,448
Nontaxable interest on securities                              983          940
Interest and fees on loans                                  12,899       12,222
                                                            ------       ------
                                                            17,612       17,726
INTEREST EXPENSE
Interest on deposits                                         7,380        8,289
Interest on repurchase agreements                              170          158
Other interest expense                                         297          234
                                                            ------       ------
                                                             7,847        8,681
                                                            ------       ------
Net Interest Income                                          9,765        9,045
Provision for Loan Losses                                      489          714
                                                            ------       ------
Net Interest Income after
 Provision for Loan Losses                                   9,276        8,331

Noninterest Income                                           1,471        1,360
Noninterest Expense                                          7,029        6,115
                                                            ------       ------
Income Before Income Tax Expense                             3,718        3,576
Income Tax Expense                                           1,151          984
                                                            ------       ------
NET INCOME                                                  $2,567       $2,592
                                                            ======       ======

Net Income per Common Share
 and Common Share Equivalent                                 $0.35        $0.36

Cash Dividend per Common Share                               0.105        0.095














See accompanying notes to consolidated financial statements.                  4






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1994         1993
_______________________________________________________________________________
(in thousands)

OPERATING ACTIVITIES
Net income                                                  $2,567       $2,592
Net income from change in fiscal year
 of pooled company prior to merger                             335          437
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              535          504
    Net (discount accretion) premium
     amortization                                              379          615
    Provision for loan losses                                  489          714
    Net (increase) decrease in loans
     held for sale                                            (520)         786
    Provision for deferred income taxes                       (355)        (322)
    Other, net                                               1,693        2,370
                                                            ------       ------
Net Cash Provided by Operating Activities                    5,123        7,696

INVESTING ACTIVITIES
Net decrease in Federal funds sold                               0        1,650
Proceeds from sales of securities
  held for sale                                                  0        2,536
Proceeds from maturities of securities
  held for sale                                              5,400        1,000
Proceeds from maturities of investment
  securities                                                 8,448       20,655
Principal collected on mortgage-backed
  securities held for sale                                   4,492        1,155
Principal collected on mortgage-backed
  investment securities                                      8,830        8,541
Purchase of securities held for sale                       (18,015)      (2,732)
Purchase of investment securities                           (1,597)     (33,080)
Net increase in loans                                      (20,045)      (1,818)
Purchases of premises and equipment                            (73)        (239)
                                                            ------       ------
Net Cash (Used) Provided by Investing Activities           (12,560)      (2,332)












See accompanying notes to consolidated financial statements.                  5






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1994         1993
_______________________________________________________________________________
(in thousands)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                          1,087      (13,134)
Net increase in repurchase agreements                        3,251        1,253
Net decrease in Federal funds purchased                       (800)           0
Repayments of notes payable                                 (1,067)        (566)
Proceeds from issuance of common stock                         118           40
Cash dividends paid                                         (1,003)        (757)
                                                            ------       ------
Net Cash Provided (Used) by Financing Activities             1,586      (13,164)
                                                            ------       ------
Cash and Cash Equivalents
  Decrease                                                  (5,851)      (7,800)
  Beginning of Year                                         34,655       37,952
                                                            ------       ------
  End of Period                                            $28,804      $30,152
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                              $7,882       $8,825
Cash paid for income tax                                        86          253

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net             144          (52)
Dividends reinvested                                           114          103























See accompanying notes to consolidated financial statements.                  6








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

NOTE E - NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT
Net income per common share and common share equivalent is determined by divid-ing net income by the weighted average number of common shares actually out-standing and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for the three months ended March 31, 1994 and 1993, were 7,363,398 and 7,140,455, re-spectively. Common stock equivalents have no material dilutive effect.

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


Headquartered in Paducah, Kentucky, Peoples First Corporation (Company) is a bank holding company. Through 23 banking offices, the Company serves primarily the western Kentucky and contiguous interstate area. The purpose of this dis-cussion and analysis is to provide financial statement readers with information relevant to understanding and assessing the financial condition and results of operations of Peoples First Corporation (Company). The following table provides certain information regarding the Company's six banking subsidiaries as of March 31, 1994 (in thousands):

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

Loans are the Company's primary earning asset. Loan demand has been strong. Loans, net of unearned income, increased $20.5 million during the three-month period since December 31, 1993, compared to a $1.0 million increase for the same period in the previous year. Internal average loan growth for the first quarter of 1994 was 14.0% from the first quarter of 1993, up from a 4.5% increase in average loans for the first quarter of 1993 from the first quarter of 1992. Prior to 1993, loans had been a decreasing portion of earning assets. Average loans for the first three months of 1994 were 66.9% of total average earning assets, compared to 61.8% during the first three months of 1993. Management attributes the current reversal of the declining loan composition trend to their focus on improving the earning asset composition of all the banks, especially Murray, strong loan demand and a slowed growth of total deposits.

The Company primarily directs lending activities to its regional market from which deposits are drawn. Management has focused on retail lending and the growth of residential real estate mortgage loans over the last two years.

                                             March 31,    March 31, December 31,
Types of Loans                                   1994         1993         1993
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural                           $112,299     $109,975     $111,187
Real estate
  Construction                                 10,168        6,715       10,887
  Residential mortgage                        250,119      218,433      244,558
Commercial mortgage                           112,930       96,447      112,400
Installment loans to
  individuals                                 172,353      136,545      159,611
Consumer revolving credit                       4,592        3,197        3,922
Loans held for sale                             1,024          455          504
Other                                           2,004        2,582        2,161
                                              -------      -------      -------
                                              665,489      574,349      645,230
Unearned income                                (8,716)      (8,796)      (9,005)
                                              -------      -------      -------
                                             $656,773     $565,553     $636,225
                                              =======      =======      =======

A portion of the proceeds from the sale and maturity of debt securities and the principal collected on mortgage-backed securities was used to fund high loan demand. Debt securities decreased $10.3 million during the first three months of 1994 and increased $1.3 million during the first three months of 1993. The Company maintains a portfolio of securities held for sale as a partial source of available funding for loan growth.


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

Highly competitive markets for deposits exist and sustained lower interest rates do not benefit internal funding growth rates. During periods of slow internal deposit growth, management partially relies on brokered deposits and Federal funds purchased to fund loan growth. Brokered deposits amounted to $19.2 million and $0.0 million at March 31, 1994 and 1993, respectively. Federal funds purchased, net of funds sold, were $21.8 million higher at March 31, 1994 than at March 31, 1993.

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

                                             March 31,    March 31, December 31,
Nonperforming Assets                             1994         1993         1993
_______________________________________________________________________________
(in thousands)

Nonaccrual loans                                 $696       $3,579         $661
Other real estate owned                         2,134        1,887        2,258
Renegotiated loans                              2,971        1,248        3,362
                                                -----        -----        -----
                                               $5,801       $6,714       $6,281
                                                =====        =====        =====
Nonperforming assets as a percent of
 total loans and other real estate               0.88%        1.18%        0.98%
Loans past due ninety days and still
 accruing interest                               $379         $477         $672
Allowance for loan losses coverage
 of nonperforming assets                          177%         129%         156%


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


CAPITAL RESOURCES AND DIVIDENDS
Stockholders' equity was 9.1% of assets at March 31, 1994, the same as at December 31, 1993, and an increase of 0.5% from March 31, 1993. Stockholders' equity increased $0.5 million, or 2.1% (annualized), during the first three months of 1994 due to a 70.0% earnings retention rate, the sale of common stock through shareholder and employee plans ($271,671) and offset by $1,575,021 of unrealized depreciation of securities held for sale, net of deferred income tax. This compares to an increase of $2.3 million during the same 1993 period when the earnings retention rate was 73.6%, proceeds from the sale of common stock through shareholder and employee plans was $143,008 and securities held for sale were not accounted for at fair value through equity.

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

                                          Total                     Tier I               Leverage Ratio
                                  Mar 31,      Dec 31,      Mar 31,      Dec 31,      Mar 31,      Dec 31,
Risk-Based Capital                  1994         1993         1994         1993         1994         1993
_________________________________________________________________________________________________________
Company                            14.02%       13.93%       12.77%       12.69%        8.20%        8.07%
Peoples First National Bank        12.83        13.13        11.58        11.88         9.09         9.24
Bank of Murray                     16.61        16.54        15.36        15.29         9.29         9.17
First Kentucky FSB                 20.93        19.99        19.75        18.86         7.51         7.35
Salem Bank, Inc.                   23.73        23.91        22.48        22.66         9.55         9.71
First Nat'l Bank of LaCenter       16.47        16.74        15.22        15.49         8.53         8.81
First Liberty Bank                 14.67        15.13        13.42        13.88         7.59         7.62

Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses and growth expectations, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums.


RESULTS OF OPERATIONS
Although net interest income and the provision for loan losses improved, earn-ings decreased for the first three months of 1994 over the same 1993 period.
The decrease is attributable to costs involved with two acquisitions in progress and costs associated with expanding customer volumes during the first quarter of 1994. Net income per common share and common share equivalent for the first quarter of 1994 was $0.35, down from $0.36 for the first quarter of 1993.

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

Net chargeoffs as a percentage of average loans were 0.01% and 0.04% for the three months ended March 31, 1994 and 1993, respectively, periods of unusally low net chargeoffs. Net chargeoffs as a percent of average loans were 0.34% for the five-year period ended December 31, 1993. The allowance for loan losses was 1.57% of outstanding loans at March 31, 1994, which approximates the average during the last five years. The March 31, 1994 allowance is 177% compared to 156% at December 31, 1993, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.

                                                             Three Months Ended
                                                                  March 31,
Allowance for Loan Losses                                     1994         1993
_______________________________________________________________________________
(in thousands)

Balance at beginning of period                              $9,818       $8,016
Provision charged to expense                                   489          714
Loans charged off                                             (129)        (199)
Recoveries of chargeoffs                                       112          144
                                                             -----        -----
Net loans charged off                                          (17)         (55)
                                                             -----        -----
Balance at end of period                                   $10,290       $8,675
                                                            ======       ======

Annualized provision for loan losses
 as a percent of average loans                                0.31%        0.51%
Annualized net chargeoffs as
 a percent of average loans                                   0.01         0.04
Allowance for loan losses to
 period end loans                                             1.57         1.53

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

PART II

_______________________________________________________________________________

Item 6.  Exhibits and Reports on Form 8-K

         (a) Amended and Restated Articles of Incorporation of Peoples First Corporation are furnished as exhibit 3.1.

             Peoples First Corporation Amended and Restated 1986 Stock Option Plan is furnished as exhibit 10.1.

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

                              07/21/94       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                              of the Board


                              07/21/94       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Financial Officer

INDEX TO EXHIBITS
                                                                           Page
_______________________________________________________________________________

(3.1)   Amended and Restated Articles of Incorporation of
        Peoples First Corporation                                            23

(10.1)  Peoples First Corporation Amended and Restated 1986
        Stock Option Plan is furnished as exhibit 10.1.                      40