Form 10-Q
period 1994-06-30
PEOPLES FIRST CORP
filed 1994-08-12
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended June 30, 1994
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of June 30, 1994: Common stock, no par value - 7,112,920 shares outstanding.















______________________________________________________________________________1







INDEX                                                                      Page
_______________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1994,
         June 30, 1993 and December 31, 1993                                  3

         Consolidated Statements of Income - Three and Six
         Months Ended June 30, 1994 and 1993                                  4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1994 and 1993                                         5

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 2.  Changes in Securities                                               20

Item 3.  Defaults on Senior Securities                                       20

Item 4.  Submission of Matters to a Vote of Securities Holders               20

Item 5.  Other Information                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    22


         Signatures                                                          23













                                                                              2






                                              June 30,     June 30, December 31,
CONSOLIDATED BALANCE SHEETS                      1994         1993         1993
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $30,747      $32,309      $34,655
Federal funds sold                                  0          200        2,100
Securities held for sale                       78,136       47,360       67,431
Investment securities                         219,703      288,816      246,096
Loans                                         683,653      594,910      636,225
Allowance for loan losses                     (10,732)      (9,341)      (9,818)
                                            ---------    ---------    ---------
Loans, net                                    672,921      585,569      626,407
Excess of cost over net assets
 of purchased subsidiaries                     10,492       11,322       10,908
Premises and equipment                         13,706       13,918       13,999
Other assets                                   14,003       13,137       13,300
                                            ---------    ---------    ---------
                                           $1,039,708     $992,631   $1,014,896
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $73,589      $65,626      $73,029
  Interest-bearing transaction accounts       213,332      200,660      209,707
  Savings deposits                             95,998       94,111       93,133
  Time deposits                               503,619      484,831      497,664
                                            ---------    ---------    ---------
                                              886,538      845,228      873,533
Repurchase agreements                          20,904       21,625       19,705
Federal funds purchased                        13,100       21,200       12,600
Notes payable                                  17,998       11,122        9,747
Other liabilities                               6,925        6,837        6,843
                                            ---------    ---------    ---------
     Total liabilities                        945,465      906,012      922,428

Stockholders' Equity
  Common stock                                  5,557        5,521        5,539
  Surplus                                      31,326       30,399       30,851
  Retained earnings                            58,969       50,902       54,990
  Unrealized appreciation of securities
   held for sale, net of deferred tax          (1,451)           0        1,246
  Debt on ESOP shares                            (158)        (203)        (158)
                                            ---------    ---------    ---------
                                               94,243       86,619       92,468
                                            ---------    ---------    ---------
                                           $1,039,708     $992,631   $1,014,896
                                            =========    =========    =========

Fair value of securities held for sale        $78,136      $47,879      $67,431
Fair value of investment securities           229,234      300,305      255,606
Common shares issued and outstanding            7,113        7,066        7,090

See accompanying notes to consolidated financial statements.                  3






                                                Three Months Ended          Six Months Ended
                                                      June 30,                  June 30,
CONSOLIDATED STATEMENTS OF INCOME                1994         1993         1994         1993
____________________________________________________________________________________________
(in thousands, except per share data)
INTEREST INCOME
Interest on Federal funds sold                    $17          $24          $56          $93
Taxable interest on securities                  3,595        4,387        7,286        8,883
Nontaxable interest on securities                 947          979        1,930        1,919
Interest and fees on loans                     13,725       12,518       26,624       24,765
                                               ------       ------       ------       ------
                                               18,284       17,908       35,896       35,660
INTEREST EXPENSE
Interest on deposits                            7,648        7,782       15,028       16,075
Interest on repurchase agreements                 210          186          380          344
Other interest expense                            345          289          642          523
                                               ------       ------       ------       ------
                                                8,203        8,257       16,050       16,942
                                               ------       ------       ------       ------
Net Interest Income                            10,081        9,651       19,846       18,718
Provision for Loan Losses                         450          669          939        1,383
                                               ------       ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                      9,631        8,982       18,907       17,335

Noninterest Income                              1,553        1,423        3,024        2,758
Noninterest Expense                             7,037        6,336       14,066       12,448
                                               ------       ------       ------       ------
Income Before Income Tax Expense                4,147        4,069        7,865        7,645
Income Tax Expense                              1,212        1,180        2,363        2,164
                                               ------       ------       ------       ------
NET INCOME                                     $2,935       $2,889       $5,502       $5,481
                                               ======       ======       ======       ======

Net Income per Common Share
 and Common Share Equivalent                    $0.40        $0.41        $0.75        $0.77

Cash Dividend per Common Share                  0.105        0.095        0.210        0.190













See accompanying notes to consolidated financial statements.                  4




                                                               Six Months Ended
                                                                   June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1994         1993
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                  $5,502       $5,481
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            1,073        1,017
    Net (discount accretion) premium
     amortization                                              649          908
    Provision for loan losses                                  939        1,383
    Net decrease in loans held for sale                        295          784
    Provision for deferred income taxes                       (498)        (721)
    Other, net                                               1,566        1,583
                                                            ------       ------
Net Cash Provided by Operating Activities                    9,526       10,435

INVESTING ACTIVITIES
Net decrease in Federal funds sold                           2,100       13,550
Proceeds from sales of securities
  held for sale                                              3,019        2,536
Proceeds from maturities of securities
  held for sale                                             11,400       13,246
Proceeds from maturities of investment
  securities                                                17,255       19,869
Principal collected on mortgage-backed
  securities held for sale                                   8,711        6,054
Principal collected on mortgage-backed
  investment securities                                     21,329       12,108
Purchase of securities held for sale                       (36,259)     (27,383)
Purchase of investment securities                          (14,417)     (31,041)
Net increase in loans                                      (47,747)     (31,085)
Purchases of premises and equipment                           (409)        (450)
                                                            ------       ------
Net Cash Used by Investing Activities                      (35,018)     (22,596)















See accompanying notes to consolidated financial statements.                  5






                                                               Six Months Ended
                                                                   June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1994         1993
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                         13,005      (14,848)
Net increase in repurchase agreements                        1,199        2,091
Net increase in Federal funds purchased                        500       21,200
Proceeds from notes payable borrowings                      16,286        6,200
Repayments of notes payable                                 (8,036)      (7,397)
Proceeds from issuance of common stock                         257          506
Cash dividends paid                                         (1,627)      (1,234)
                                                            ------       ------
Net Cash Provided by Financing Activities                   21,584        6,518
                                                            ------       ------
Cash and Cash Equivalents
  Decrease                                                  (3,908)      (5,643)
  Beginning of Year                                         34,655       37,952
                                                            ------       ------
  End of Period                                            $30,747      $32,309
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $15,581      $17,250
Cash paid for income tax                                     2,813        3,248

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net             144          (75)
Dividends reinvested                                           241          207






















See accompanying notes to consolidated financial statements.                  6








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________


NOTE A - BASIS OF PRESENTATION
The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to the supplemental consolidated financial statements contained in the July 28, 1994 current report on Form 8-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

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

Securities held for sale are stated at fair value for June 30, 1994 and December 31, 1993, and are stated at the lower of amortized cost or market for June 30, 1993. Fair value is based on market prices quoted in financial publications or other independent sources. Subsequent to adoption of FAS 115, net unrealized gains or losses are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity until realized. The adjusted cost of the specific security held for sale that is sold is used to compute any gain or loss upon sale.

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

NOTE E - NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT
Net income per common share and common share equivalent is determined by divid-ing net income by the weighted average number of common shares actually out-standing and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for the six months ended June 30, 1994 and 1993 were 7,368,798 and 7,152,719, respectively, and for the three months ended June 30, 1994 and 1993, were 7,374,137 and 7,130,983, respectively. Common stock equivalents have no material dilutive effect.

NOTE F - CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks to be cash equivalents.

NOTE G - BUSINESS COMBINATIONS
On March 10, 1994, the Company consummated the acquisition of First Kentucky Bancorp, Inc. (First Kentucky) and First Kentucky Federal Savings Bank, a wholly-owned subsidiary of First Kentucky. First Kentucky's six locations are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


immediately east of the market area served by the Company's other subsidiary banks, and at June 30, 1994, had total assets of approximately $172.9 million. The acquisition has been accounted for as a pooling of interest, and accord-ingly, the accompanying consolidated financial statements have been restated.
A total of 929,794 shares of the Company's common stock was issued in this business combination. The following table shows the results of operations of the previously separate enterprises for the period from January 1, 1994 through March 10, 1994 and for the three and six month periods ended June 30, 1993, the periods before the combination:

                                              Peoples       Pooled
Results of Operations                           First    affiliate     Combined
_______________________________________________________________________________
(in thousands)

1994  Total revenue                           $12,357       $2,273      $14,630
      Net income                                1,758          210        1,968
1993  Three-month period
        Total revenue                          16,098        3,233       19,331
        Net income                              2,401          488        2,889
      Six-month period
        Total revenue                          31,851        6,567       38,418
        Net income                              4,550          931        5,481


On February 24, 1994, the Company entered into an affiliation agreement with Libsab Bancorp, Inc. (Libsab), the bank holding company for Liberty Bank & Trust Company of Mayfield, Kentucky. The agreement was subsequently amended on April 15, 1994. The agreement, as amended, is subject to the approval of Libsab shareholders and regulators. The Company will issue 1,078,000 shares of the Company's stock for all the outstanding stock of Libsab. Liberty Bank
& Trust Company is a commercial bank with total assets of approximately $141.9 million at June 30, 1994 that is well established in western Kentucky with its principal office in Mayfield, Kentucky. The business combination will be accounted for as a pooling of interest. Consummation of the transaction is expected to occur in the third quarter of 1994.

Merger expenses of approximately $300,000 related to pooling of interest acquis-itions were charged to expense during 1994. The after-tax impact of these expenses on earning per common share and common share equivalent was $0.04.

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


EARNING ASSETS
Average earning assets of the Company for the first six months of 1994 increased 5.4%, or $49.1 million to $966.8 million from $917.7 million for the first six months of 1993. This compares to internal average earning asset growth of 4.3% for the first two quarters of 1993 over the first two quarters of 1992. Man-agement attributes this increased earning asset growth to favorable economic conditions and increased marketing efforts and promininence of the Company's banking offices in area lending. A consistently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 94.5% and 94.1% for the first six months of 1994 and 1993, respectively.

Loans are the Company's primary earning asset. Management has focused on increasing lending activity and loan demand has been strong. Loans, net of unearned income, increased $47.4 million during the six-month period since December 31, 1993, compared to a $30.3 million increase for the first six-month period in the prior year. Average loans for the first two quarters of 1994 were 14.8% greater than average loans for the first two quarters of 1993. Prior to 1993, loans had been a decreasing portion of earning assets. Average loans for the first six months of 1994 were 67.9% of total average earning assets, compared to 62.3% during the first six months of 1993. Management attributes the current reversal of the declining loan composition trend to their focus on improving the earning asset composition of all the banks, the Company's promininence in area lending and a slowed growth of deposits.

The Company primarily directs lending activities to its regional market from which deposits are drawn. Management has focused on retail lending and the growth of residential real estate mortgage loans over the last two years.
A portion of the proceeds from the sale and maturity of debt securities and the principal collected on mortgage-backed securities was used to fund loans. Debt securities decreased $15.7 million during the first six months of 1994. The Company maintains a portfolio of securities held for sale as a partial source of available funding for loan growth.

Table 1                                       June 30,     June 30, December 31,
Types of Loans                                   1994         1993         1993
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural                           $109,486     $119,420     $111,187
Real estate
  Construction                                  9,557        7,201       10,887
  Residential mortgage                        267,034      226,701      244,558
Commercial mortgage                           117,943      101,093      112,400
Installment loans to
  individuals                                 180,528      142,862      159,611
Consumer revolving credit                       4,879        3,326        3,922
Loans held for sale                               209          458          504
Other                                           2,748        2,820        2,161
                                              -------      -------      -------
                                              692,384      603,881      645,230
Unearned income                                (8,731)      (8,971)      (9,005)
                                              -------      -------      -------
                                             $683,653     $594,910     $636,225
                                              =======      =======      =======

FUNDING
The total of average deposits and repurchase agreements, which management relies on as a stable source of funding, of the Company for the first six months of 1994 increased 3.6%, or $31.5 million to $896.3 million from $864.8 million for 1993. Internal funding from local area deposits increased 1.4% during the first six months of 1994 compared to the same prior year period. Highly competitive local markets for deposits exist and sustained lower interest rates do not benefit internal funding growth rates. During periods of slow internal deposit growth, management partially relies on brokered deposits and Federal funds purchased to fund loan growth. Brokered deposits amounted to $21.4 million, $5.1 million and $19.2 million at June 30, 1994 and 1993 and December 31, 1993, respectively.

Beginning in 1994, the Company's subsidiaries obtained various advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the banks to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Cer-tain mortgage loans are pledge as collateral to secure the Agreements. Included in the notes payable liability at June 30, 1994 was $11.5 million due the FHLB.


NONPERFORMING ASSETS AND RISK ELEMENTS
The level of nonperforming assets at June 30, 1994 remains relatively low, improving slightly since December 31, 1993. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 1994, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

The Company discontinues the accrual of interest on loans which become ninety days past due as to principal or interest, or when in the opinion of management the collection of interest is unlikely, unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at the lower of cost or fair value less estimated disposal costs, if any. A loan is classified as a renegotiated loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.

Management continues to exert efforts to monitor and minimize nonperforming assets even though the nonperforming totals are significantly lower than peer bank holding company ratios. Significant focus on underwriting standards is maintained by management and the subsidiary bank boards.

Table 2                                       June 30,     June 30, December 31,
Nonperforming Assets                             1994         1993         1993
_______________________________________________________________________________
(in thousands)

Nonaccrual loans                                 $634       $3,405         $662
Other real estate owned                         2,024        1,832        2,258
Renegotiated loans                              2,936        1,233        2,995
                                                -----        -----        -----
                                               $5,594       $6,470       $5,915
                                                =====        =====        =====
Loans past due ninety days and still
 accruing interest                             $1,263         $777         $484

Ratios:
Nonperforming assets to total
 loans and other real estate                     0.82%        1.08%        0.93%
Allowance for loan losses to
 nonperforming assets                             192%         144%         166%


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At June 30, 1994, loans with a total principal balance of $17.3 million have been identified that may become nonperforming in the future, compared to $16.5 million at December 31, 1993 and $14.2 million that had been identified at June 30, 1993. Performance of borrowers is aided by the current lower interest carrying costs. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

Nonperforming assets at June 30, 1994 were 0.82% of total loans and other real estate, down from 0.93% at December 31, 1993. A small number of loans and one tract of undeveloped land in Nashville, Tennessee, represent most of the nonper-forming balance for the last two years.

CAPITAL RESOURCES AND DIVIDENDS
Stockholders' equity was 9.1% of assets at June 30, 1994, the same as at December 31, 1993, and an increase of 0.4% from 8.7% at June 30, 1993. Stockholders' equity increased $1.8 million, or 3.9% (annualized), during the first six months of 1994 due to a 72.0% earnings retention rate, the sale of common stock through shareholder and employee plans ($498,053) and offset by $2,696,953 of unrealized loss on securities held for sale, net of deferred income tax. This compares to an increase of $5.2 million during the same 1993 period when the earnings retention rate was 75.3%, proceeds from the sale of common stock through shareholder and employee plans was $714,259 and there was no adjustment on securities held for sale as they were not accounted for at fair value through equity at that time.

The quarterly dividend was raised to $0.105 per share in the third quarter of 1993 and to $0.120 per share in the third quarter of 1994 in an attempt to reach a dividend payout ratio equal to 30% of earnings. The board of direc-tors develops and reviews the capital goals of the consolidated entity and each of the subsidiary banks. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and other prudent financial management principles.

Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At June 30, 1994, approximately $11.6 million, compared to $12.7 million at June 30, 1993, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards. At June 30, 1994 and December 31, 1993, the Company, the two largest subsidiary banks' and the subsidiary savings bank's capital ratios were as follows:

                                          Total                     Tier I               Leverage Ratio
Table 3                           Jun 30,      Dec 31,      Jun 30,      Dec 31,      Jun 30,      Dec 31,
Risk-Based Capital                  1994         1993         1994         1993         1994         1993
_________________________________________________________________________________________________________
Company                            14.05%       13.94%       12.80%       12.69%        8.37%        8.18%
Peoples First National Bank        12.65        13.13        11.40        11.88         8.91         9.24
Bank of Murray                     16.27        16.54        15.02        15.29         9.41         9.17
First Kentucky FSB                 20.88        19.99        19.70        18.86         7.68         7.35

Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses and growth expectations, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums.

RESULTS OF OPERATIONS
Although net interest income and the provision for loan losses improved, earnings per share decreased for the first six months of 1994 over the same 1993 period. The decrease is attributable to costs involved with two acquisitions in progress and costs associated with expanding customer volumes during the first two quarters of 1994. Net income per common share and common share equivalent for the first six months of 1994 was $0.75, down from $0.77 for the first six months of 1993. Net income per common share and common share equivalent for the second quarter of 1994 was $0.40, down from $0.41 for the second quarter of 1993.

Return on average stockholders' equity for the first six months of 1994 and 1993 was 11.91% and 13.20%, respectively; and, return on average stockholders' equity for the second quarter of 1994 and 1993 was 12.57% and 13.64%, respectively. Return on average assets for the first six months of 1994 and 1993 was 1.08% and 1.13%, respectively; and, return on average assets for the second quarter of 1994 and 1993 was 1.14% and 1.18%, respectively.


NET INTEREST INCOME
The amount by which interest earned on assets exceeds the interest paid on sup-porting funds, constitutes the primary source of income for the Company. For the six months ended June 30, 1994, net interest income (TE) increased 5.7%, or $1.1 million to $20.8 million as compared to $19.7 million for the six months ended June 30, 1993. All of 1994's increase is attributable to growth of average earning assets. A small amount of 1993's increase was attributable to improved margins. Compared to 1994, net interest spreads on loans in 1993 were more favorably affected by falling interest rates which reduced liability costs to a greater extent than earning assets due to rate-reduction limits on repricable loans.

Net interest income on a tax-equivalent basis as a percent of average earning assets was 4.34% and 4.33% for the six months ended June 30, 1994 and 1993, respectively. Net interest income on a tax-equivalent basis as a percent of average earning assets was 4.35% and 4.40% for the three months ended June 30, 1994 and 1993, respectively. For the six months ended June 30, 1994, interest earned on securities was 2.90% greater than the average funding cost, up from 2.86% for the six months ended June 30, 1993. For the six months ended June 30, 1994, interest earned on loans was 4.39% greater than the average funding cost, down from 4.57% for the six months ended June 30, 1993. Aggressive pricing of loans during the past year has stimulated demand and retarded margins. Margins in 1993, and in 1994 to a lesser extent, were unfavorably affected by the pur-chase accounting recognition of interest income on certain investment securities at market yields. Net interest income margins continue to benefit from a favor-able mix of earning assets and a favorable mix of funding sources.

Generally, the subsidiary banks maintain a relatively balanced position between volumes of rate-repricing assets and liabilities to guard against adverse effects to net interest income from possible fluctuations in interest rates. Low levels of nonperforming loans contributed to good margins each period.

Table 4
Net Interest Income Analysis                  Average                   Average
Six months ended June 30, 1994                 volume     Interest         rate
_______________________________________________________________________________
(in thousands)

Loans                                        $656,882      $26,665         8.19%
Securities                                    303,569       10,085         6.70
Other interest earning assets                   6,309          120         3.84
                                              -------       ------
                                              966,760       36,870         7.69

Time deposits                                 499,498       10,726         4.33
All other interest bearing deposits           301,425        4,303         2.88
Other interest bearing liabilities             49,828        1,022         4.14
                                              -------       ------
                                             $850,751       16,051         3.80
                                                            ------         ----
Net interest income (TE) spread                            $20,819         3.89%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.34%
 of average interest-earning assets                                        ====


Table 5
Net Interest Income Analysis                  Average                   Average
Six months ended June 30, 1993                 volume     Interest         rate
_______________________________________________________________________________
(in thousands)

Loans                                        $571,959      $24,803         8.74%
Securities                                    334,481       11,654         7.03
Other interest earning assets                  11,299          180         3.21
                                              -------       ------
                                              917,739       36,637         8.05

Time deposits                                 487,792       11,665         4.82
All other interest bearing deposits           291,370        4,410         3.05
Other interest bearing liabilities             39,596          868         4.42
                                              -------       ------
                                             $818,758       16,943         4.17
                                                            ------         ----
Net interest income (TE) spread                            $19,694         3.88%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.33%
 of average interest-earning assets                                        ====

Table 6
Net Interest Income Analysis                  Average                   Average
Three months ended June 30, 1994               volume     Interest         rate
_______________________________________________________________________________
(in thousands)

Loans                                        $672,932      $13,746         8.19%
Securities                                    299,451        4,980         6.67
Other interest earning assets                   2,017           35         6.96
                                              -------       ------
                                              974,400       18,761         7.72

Time deposits                                 501,074        5,445         4.36
All other interest bearing deposits           302,091        2,204         2.93
Other interest bearing liabilities             52,149          555         4.27
                                              -------       ------
                                             $855,314        8,204         3.85
                                                            ------         ----
Net interest income (TE) spread                            $10,557         3.88%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.35%
 of average interest-earning assets                                        ====


Table 7
Net Interest Income Analysis                  Average                   Average
Three months ended June 30, 1993               volume     Interest         rate
_______________________________________________________________________________
(in thousands)

Loans                                        $580,055      $12,530         8.66%
Securities                                    336,279        5,806         6.93
Other interest earning assets                   7,744           64         3.31
                                              -------       ------
                                              924,078       18,400         7.99

Time deposits                                 482,442        5,681         4.72
All other interest bearing deposits           293,970        2,095         2.86
Other interest bearing liabilities             44,859          481         4.30
                                              -------       ------
                                             $821,271        8,257         4.03
                                                            ------         ----
Net interest income (TE) spread                            $10,143         3.95%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.40%
 of average interest-earning assets                                        ====

PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. Management desires to provide assurance through sufficient provision for loan losses that future earnings will be less susceptible to changing economic cycles. The provision for loan losses amounted to $938,600 for the six months ended June 30, 1994, a decrease of $444,000 or 32.1% when compared to $1,382,600 for the six months ended June 30, 1993. The decline in the 1994 provision for loan losses was influenced by a significant decline in net charge-offs from previous years and a modest decline in nonper-forming assets. The annualized provision for loan losses as a percentage of average loans was 0.29% for the six months ended June 30, 1994, down from 0.38% and 0.59% for the years ended December 31, 1993 and 1992, respectively. Levels of providing for loan losses reflect, among other things, management's evalua-tion of potential problem loans.

Net chargeoffs as a percentage of average loans were 0.01% and 0.02% for the six months ended June 30, 1994 and 1993, respectively, periods of unusally low net chargeoffs. Net chargeoffs as a percent of average loans were 0.34% for the five-year period ended December 31, 1993. The allowance for loan losses was 1.57% of outstanding loans at June 30, 1994, which approximates the average during the last five years. The June 30, 1994 allowance is 192% compared to 166% at December 31, 1993, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.

                                                Three Months Ended          Six Months Ended
Table 8                                               June 30,                  June 30,
Allowance for Loan Losses                        1994         1993         1994         1993
____________________________________________________________________________________________
(dollars in thousands)
Balance at beginning of period                $10,290       $8,675       $9,818       $8,016
Provision charged to expense                      450          669          939        1,383
Loans charged off                                 (98)        (200)        (227)        (399)
Recoveries of chargeoffs                           90          197          202          341
                                                -----        -----        -----        -----
Net loans charged off                              (8)          (3)         (25)         (58)
                                                -----        -----        -----        -----
Balance at end of period                      $10,732       $9,341      $10,732       $9,341
                                               ======       ======       ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                0.27%        0.46%        0.29%        0.49%
Net chargeoffs to
 average loans                                   0.00         0.00         0.01         0.02
Allowance for loan losses
 to period end loans                             1.57         1.57         1.57         1.57


NONINTEREST INCOME
Noninterest income amounted to $3,023,875 for the six months ended June 30, 1994, a 9.7% increase from $2,757,749 for the six months ended June 30, 1993. Most areas reflected good increases. Service charges on deposit accounts, the largest component of noninterest income, increased 13.2% during the first six months of 1994 over the first six months of 1993. During the recent year, some of the subsidiary banks adjusted fee schedules to recapture higher operating costs and to provide more uniform pricing among the affiliated banks.

Total assets under management by the trust department have increased, generating more fee income. The 31.9% increase in insurance commissions for the first two quarters of 1994 over 1993 is attributable to greater opportunities resulting from the significant increase in consumer loans as well as better penetration of this product to consumer loan customers. Fee income from secondary-market mortgage loan services during 1994 is anticipated to be lower than 1993 due to the unusually large amount of home refinancing in 1993. The relative improvement in fee income slightly exceeds the growth in net interest income. Noninterest income excluding securities gains was 13.2% of total net interest income plus noninterest income for the six months ended June 30, 1994, compared to 12.8% for the six months ended June 30, 1993.

                                   Three Months Ended          Six Months Ended
Table 9                                  June 30,                  June 30,
Noninterest Income                  1994         1993         1994         1993
_______________________________________________________________________________
(in thousands)

Services charges on deposits        $889         $779       $1,693       $1,496
Net securities gains                   9           15            9           22
Trust fees                           299          313          592          584
Insurance commissions                102           81          182          138
Other income                         254          235          548          518
                                   -----        -----        -----        -----
                                  $1,553       $1,423       $3,024       $2,758
                                   =====        =====        =====        =====
Annualized Ratio:
Noninterest income
 to average assets                  0.61%        0.59%        0.60%        0.57%


NONINTEREST EXPENSE
During 1994, it required more noninterest expense (overhead) to produce total net interest income plus noninterest income (revenue). The ratio of overhead to revenue was 58.99% for the six months ended June 30, 1994, compared to 55.44% for the six months ended June 30, 1993. During the first quarter of 1994, management changed its strategic plans regarding the approach to productivity gains. Management shifted its focus from controlling the rate of increase of noninterest expense to gain more employee productivity, to increasing revenue volumes to gain operational ratio efficiencies.

Accordingly, the ratio of personnel expense has increased as a percentage of average total assets and was 1.27% for the six months ended June 30, 1994, compared to 1.20% for the six months ended June 30, 1993. The double-digit percentage increase in equipment expense was the result of management's current focus on increasing revenue volumes. The Company has made investments in facilities and equipment as technology has advanced and the need to leverage personnel costs has intensified. Two new branch locations are scheduled to be opened during the next three quarters. Management is currently considering combining several of the operating subsidiaries into one bank to allow the personnel at the remote locations to better focus on quality customer service and increasing the volume of business as well as reducing a small amount of redundant costs.

The Company's bank subsidiaries are required to pay deposit insurance assess-ments to the FDIC, to maintain significant noninterest-bearing balances with the Federal Reserve, and to pay fees to regulatory agencies for periodic examina-tions by the agencies. The 2.4% increase in assessments for deposit insurance for the six months ended June 30, 1994 from the same 1993 period, is attri-butable to increased deposit levels. Beginning in 1993, the assessments were based not only on deposits but also on the risk characteristics of the indivi-dual financial institutions. All of the Company's subsidiaries received the lowest deposit assessment rate from the FDIC.

                                   Three Months Ended          Six Months Ended
Table 10                                 June 30,                  June 30,
Noninterest Expense                 1994         1993         1994         1993
_______________________________________________________________________________
(in thousands)

Salaries                          $2,678       $2,479       $5,257       $4,838
Employee benefits                    598          491        1,196          988
Occupancy expense                    348          343          693          661
Equipment expense                    330          299          667          595
FDIC insurance expense               490          477          977          954
Data processing expense              443          398          873          846
Bank share taxes                     305          265          604          543
Goodwill amortization                207          207          415          415
Other expense                      1,638        1,377        3,384        2,608
                                  ------       ------       ------       ------
                                  $7,037       $6,336      $14,066      $12,448
                                  ======       ======       ======       ======
Annualized Ratios:
Overhead ratio                     60.17%       54.78%       58.99%       55.44%
Noninterest expense
 to average assets                  2.77         2.62         2.77         2.57

Additional data processing expense was incurred in 1993 related to processing changes. Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Kentucky has raised the assessment level and is attempting to significantly increase this taxation, which is based upon net income of the subsidiaries. During 1994, the Company was involved in two pooling-of-interests acquisitions. Included in other noninterest expense for the six months ended June 30, 1994 was approximately $300,000 (equal to more than $0.04 per common share and common share equivalent) of professional fees relating to the merger completed in the first quarter and one merger expected to be completed in the third quarter of 1994. Several components of other noninterest expense have increased primarily as a result of costs associated with expanding customer volumes and marketing.

INCOME TAXES
The increase in income tax expense for the six months ended June 30, 1994, is primarily attributable to nondeductible organizational costs associated with two acquisitions, and to a lesser extent, to higher operating earnings. The effective tax rate is increasing, and was 30.0% for the six months ended June 30, 1994, compared to 28.8% for the six months ended June 30, 1993. The Company manages the effective tax rate to some degree, based upon changing tax laws, particularly new alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.


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

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks. Management expects that a slightly greater amount of assets will reprice than liabilities during the third and fourth quarter period of 1994. This position is subject to change in response to the dynamics of the Company's balance sheet and general market conditions. Rising interest rates are likely to increase net interest income in a positive gap position (greater amount of repricing assets than liabilities) and falling rates would likely decrease net interest income.

PART II

_______________________________________________________________________________

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  No exhibits are included.

     (b)  Peoples First Corporation filed a current report on Form
          8-K dated July 28, 1994 on August 2, 1994. The report contained audited supplemental consolidated financial statements which restated the Company's most recent fiscal year comparative consolidated financial statements to reflect the pooling of interest acquisition of a significant subsidiary subsequent to those financial statements. These supplemental consolidated financial statements became the historical consolidated financial statements of the Company after financial statements covering the date of consummation of the business combination were issued.

SIGNATURES
_______________________________________________________________________________


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


                                             PEOPLES FIRST CORPORATION

                              08/11/94       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              08/11/94       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Financial Officer