Form 10-Q
period 1994-09-30
PEOPLES FIRST CORP
filed 1994-11-14
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended September 30, 1994
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of September 30, 1994: Common stock, no par value - 7,125,062 shares outstanding.















______________________________________________________________________________1







INDEX                                                                      Page
_______________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1994,
         September 30, 1993 and December 31, 1993                             3

         Consolidated Statements of Income - Three and Nine
         Months Ended September 30, 1994 and 1993                             4

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 1994 and 1993                                    5

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 2.  Changes in Securities                                               22

Item 3.  Defaults on Senior Securities                                       22

Item 4.  Submission of Matters to a Vote of Securities Holders               22

Item 5.  Other Information                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    22


         Signatures                                                          23













                                                                              2







                                                   September 30,    December 31,
CONSOLIDATED BALANCE SHEETS                      1994         1993         1993
_______________________________________________________________________________
(in thousands)
ASSETS
Cash and due from banks                       $32,399      $30,243      $34,655
Federal funds sold                                  0        1,000        2,100
Securities held for sale                       86,207       44,342       67,431
Investment securities                         205,240      279,698      246,096
Loans                                         703,932      616,916      636,225
Allowance for loan losses                     (10,936)      (9,581)      (9,818)
                                            ---------    ---------    ---------
Loans, net                                    692,996      607,335      626,407
Excess of cost over net assets
 of purchased subsidiaries                     10,285       11,115       10,908
Premises and equipment                         13,916       13,979       13,999
Other assets                                   15,127       13,562       13,300
                                            ---------    ---------    ---------
                                           $1,056,170   $1,001,274   $1,014,896
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $74,736      $64,941      $73,029
  Interest-bearing transaction accounts       211,688      205,033      209,707
  Savings deposits                             92,058       93,032       93,133
  Time deposits                               512,072      493,324      497,664
                                            ---------    ---------    ---------
                                              890,554      856,330      873,533
Repurchase agreements                          19,602       19,449       19,705
Short-term borrowings                          25,000       17,500       12,600
Notes payable                                  16,697       11,512        9,747
Other liabilities                               7,818        7,360        6,843
                                            ---------    ---------    ---------
     Total liabilities                        959,671      912,151      922,428

Stockholders' Equity
  Common stock                                  5,567        5,527        5,539
  Surplus                                      31,591       30,595       30,851
  Retained earnings                            61,259       53,159       54,990
  Unrealized net appreciation (loss)
   on securities held for sale                 (1,785)           0        1,246
  Debt on ESOP shares                            (133)        (158)        (158)
                                            ---------    ---------    ---------
                                               96,499       89,123       92,468
                                            ---------    ---------    ---------
                                           $1,056,170   $1,001,274   $1,014,896
                                            =========    =========    =========

Fair value of securities held for sale        $86,207      $44,743      $67,431
Fair value of investment securities           205,071      291,974      255,606
Common shares issued and outstanding            7,125        7,074        7,090

See accompanying notes to consolidated financial statements.                  3



                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
CONSOLIDATED STATEMENTS OF INCOME                1994         1993         1994         1993
____________________________________________________________________________________________
(in thousands, except per share data)
INTEREST INCOME
Interest on Federal funds sold                     $0           $5          $56          $99
Taxable interest on securities                  3,749        3,895       11,034       12,777
Nontaxable interest on securities                 932        1,031        2,862        2,951
Interest and fees on loans                     14,665       12,924       41,290       37,688
                                               ------       ------       ------       ------
                                               19,346       17,855       55,242       53,515
INTEREST EXPENSE
Interest on deposits                            8,075        7,691       23,103       23,765
Interest on repurchase agreements                 211          176          592          520
Other interest expense                            532          340        1,174          864
                                               ------       ------       ------       ------
                                                8,818        8,207       24,869       25,149
                                               ------       ------       ------       ------
Net Interest Income                            10,528        9,648       30,373       28,366
Provision for Loan Losses                         375          466        1,313        1,849
                                               ------       ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                     10,153        9,182       29,060       26,517

Noninterest Income                              1,518        1,367        4,541        4,125
Noninterest Expense                             7,177        6,728       21,243       19,176
                                               ------       ------       ------       ------
Income Before Income Tax Expense                4,494        3,821       12,358       11,466
Income Tax Expense                              1,345          920        3,708        3,084
                                               ------       ------       ------       ------
NET INCOME                                     $3,149       $2,901       $8,650       $8,382
                                               ======       ======       ======       ======

Net Income per Common Share
 and Common Share Equivalent                    $0.42        $0.39        $1.17        $1.15

Cash Dividend per Common Share                  0.120        0.105        0.330        0.295

Average Common Shares and Common
 Share Equivalents Outstanding                  7,361        7,357        7,366        7,278










See accompanying notes to consolidated financial statements.                  4




                                                              Nine Months Ended
                                                                September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1994         1993
_______________________________________________________________________________
(dollars in thousands)
OPERATING ACTIVITIES
Net income                                                  $8,650       $8,382
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            1,624        1,559
    Net (discount accretion) premium
     amortization                                              867        1,149
    Provision for loan losses                                1,313        1,849
    Net (increase) decrease in loans held for sale             471          (89)
    Provision for deferred income taxes                       (889)      (1,009)
    Other, net                                               1,776        2,509
                                                            ------       ------
Net Cash Provided by Operating Activities                   13,812       14,350

INVESTING ACTIVITIES
Net decrease in Federal funds sold                           2,100       12,750
Proceeds from sales of securities
  held for sale                                              3,019        2,537
Proceeds from maturities of securities
  held for sale                                             11,900        1,875
Proceeds from maturities of investment
  securities                                                27,415       41,276
Principal collected on mortgage-backed
  securities held for sale                                   8,898        3,463
Principal collected on mortgage-backed
  investment securities                                     25,875       25,994
Purchase of securities held for sale                       (34,357)     (10,358)
Purchase of investment securities                          (25,995)     (57,654)
Net increase in loans                                      (68,289)     (52,849)
Purchases of premises and equipment                           (946)        (829)
                                                            ------       ------
Net Cash Used by Investing Activities                      (50,380)     (33,795)















See accompanying notes to consolidated financial statements.                  5




                                                              Nine Months Ended
                                                                September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1994         1993
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                         17,021       (3,746)
Net decrease in repurchase agreements                         (103)         (41)
Net increase in Federal funds purchased                     12,400       17,500
Net increase in short-term borrowings                       12,500            0
Proceeds from notes payable borrowings                       3,800        6,200
Repayments of notes payable                                 (9,351)      (7,008)
Proceeds from issuance of common stock                         377          594
Cash dividends paid                                         (2,332)      (1,763)
                                                            ------       ------
Net Cash Provided by Financing Activities                   34,312       11,736
                                                            ------       ------
Cash and Cash Equivalents
  Decrease                                                  (2,256)      (7,709)
  Beginning of Year                                         34,655       37,952
                                                            ------       ------
  End of Period                                            $32,399      $30,243
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $24,220      $25,207
Cash paid for income tax                                     4,319        4,555

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net             (84)         280
Dividends reinvested                                           390          323




















See accompanying notes to consolidated financial statements.                  6








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________


NOTE A - BASIS OF PRESENTATION
The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to the supplemental consolidated financial statements contained in the July 28, 1994 current report on Form 8-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

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

Securities held for sale are stated at fair value for September 30, 1994 and December 31, 1993, and are stated at the lower of amortized cost or market for September 30, 1993. Fair value is based on market prices quoted in financial publications or other independent sources. Subsequent to adoption of FAS 115, net unrealized gains or losses are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity until realized. The adjusted cost of the specific security held for sale that is sold is used to compute any gain or loss upon sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


NOTE C - LOAN REVENUES
Interest on commercial and real estate mortgage loans is accrued and credited to income based upon the principal amount outstanding. Interest on certain consumer installment loans is credited to income using a method which approxi-mates the level-yield method.

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

NOTE E - NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT
Net income per common share and common share equivalent is determined by divid-ing net income by the weighted average number of common shares actually out-standing and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for the nine months ended September 30, 1994 and 1993 were 7,366,337 and 7,278,104, respectively, and for the three months ended September 30, 1994 and 1993, were 7,361,226 and 7,356,910, respectively. Common stock equivalents have no material dilutive effect.

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


immediately east of the market area served by the Company's other subsidiary banks, and at September 30, 1994, had total assets of approximately $172.0 million. The acquisition has been accounted for as a pooling of interest, and accordingly, the accompanying consolidated financial statements have been restated. A total of 929,794 shares of the Company's common stock was issued in this business combination. The following table shows the results of operations of the previously separate enterprises for the period from January 1, 1994 through March 10, 1994 and for the three and nine month periods ended September 30, 1993, the periods before the combination:

                                              Peoples       Pooled
Results of Operations                           First    affiliate     Combined
_______________________________________________________________________________
(in thousands)

1994  Total revenue                           $12,357       $2,273      $14,630
      Net income                                1,758          210        1,968
1993  Three-month period
        Total revenue                          16,435        2,787       19,222
        Net income                              2,506          394        2,900
      Nine-month period
        Total revenue                          48,286        9,354       57,640
        Net income                              7,057        1,325        8,382


On October 7, 1994, the Company consummated the acquisition of Libsab Bancorp, Inc. (Libsab) and Liberty Bank & Trust, a wholly-owned subsidiary of Libsab. Liberty Bank's three locations are part of the market area served by the Company's other subsidiary banks, and at September 30, 1994, had total assets of approximately $140.4 million. The acquisition will be accounted for as a pooling of interest, and accordingly, future consolidated financial statements will include Libsab for all periods presented. A total of 1,077,853 shares of the Company's common stock was issued in this business combination.

Merger expenses of approximately $390,000 related to pooling of interest acquis-itions were charged to expense during 1994. The after-tax impact of these expenses on earning per common share and common share equivalent was $0.05.

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


EARNING ASSETS
Average earning assets of the Company for the first nine months of 1994 in-creased 5.3%, or $48.8 million to $975.4 million from $926.6 million for the first nine months of 1993. This compares to internal average earning asset growth of 4.3% for the first three quarters of 1993 over the first three quarters of 1992. Management attributes this increased earning asset growth to favorable economic conditions and increased marketing efforts. A consistently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 94.6% and 94.2% for the first nine months of 1994 and 1993, respectively.

Loans are the Company's primary earning asset. Management has focused on increasing lending activity and loan demand has been strong. Loans, net of unearned income, increased $67.7 million during the nine-month period since December 31, 1993, compared to a $52.3 million increase for the first nine-month period in the prior year. Average loans for the first three quarters of 1994 were 14.8% greater than average loans for the first three quarters of 1993. Prior to 1993, loans had been a decreasing portion of earning assets. Average loans for the first nine months of 1994 were 68.7% of total average earning assets, compared to 63.0% during the first nine months of 1993. Management attributes the current reversal of the declining loan composition trend to their focus on improving the earning asset composition of all the banks, the Company's desire for promininence in area lending and a slowed growth of deposits.

The Company primarily directs lending activities to its regional market from which deposits are drawn. Management has focused on retail lending and the growth of residential real estate mortgage loans over the last two years.
A portion of the proceeds from the sale and maturity of debt securities and the principal collected on mortgage-backed securities was used to fund loans. Debt securities decreased $22.1 million during the first nine months of 1994. The Company maintains a portfolio of securities held for sale as a partial source of available funding for loan growth.

Table 1                                            September 30,    December 31,
Types of Loans                                   1994         1993         1993
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural                           $102,994     $112,989     $111,187
Real estate
  Construction                                 14,950        8,655       10,887
  Residential mortgage                        281,182      238,026      244,558
  Commercial mortgage                         119,789      102,852      112,400
Installment loans to
  individuals                                 186,321      156,180      159,611
Consumer revolving credit                       5,205        3,830        3,922
Loans held for sale                                33        1,331          504
Other                                           2,205        2,373        2,161
                                              -------      -------      -------
                                              712,679      626,236      645,230
Unearned income                                (8,747)      (9,320)      (9,005)
                                              -------      -------      -------
                                             $703,932     $616,916     $636,225
                                              =======      =======      =======

FUNDING
The total of average deposits and repurchase agreements, which management relies on as a stable source of funding, of the Company for the first nine months of 1994 increased 3.6%, or $30.9 million to $898.8 million from $867.9 million for 1993. Internal funding from local area deposits increased 1.5% during the first nine months of 1994 compared to the same prior year period. Highly competitive local markets for deposits exist and sustained lower interest rates do not benefit internal funding growth rates. During periods of slow internal deposit growth, management partially relies on brokered deposits and Federal funds purchased to fund loan growth. Brokered deposits amounted to $28.0 million, $19.2 million and $19.2 million at September 30, 1994 and 1993 and December 31, 1993, respectively.

Beginning in 1994, the Company's subsidiaries obtained various advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the banks to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Cer-tain mortgage loans are pledge as collateral to secure the Agreements. Included in the notes payable liability at September 30, 1994 was $12.5 million due the FHLB.


NONPERFORMING ASSETS AND RISK ELEMENTS
The level of nonperforming assets at September 30, 1994 remains relatively low, improving slightly since December 31, 1993. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1994, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.
                                                                             11






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

Table 2                                            September 30,    December 31,
Nonperforming Assets                             1994         1993         1993
_______________________________________________________________________________
(in thousands)

Nonaccrual loans                                 $464       $2,496         $662
Other real estate owned                         1,665        2,030        2,258
Renegotiated loans                              2,755        1,219        2,995
                                                -----        -----        -----
                                               $4,884       $5,745       $5,915
                                                =====        =====        =====
Loans past due ninety days and still
 accruing interest                               $716         $323         $484

Ratios:
Nonperforming assets to total
 loans and other real estate                     0.69%        0.93%        0.93%
Allowance for loan losses to
 nonperforming assets                             224%         167%         166%


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At September 30, 1994, loans with a total principal balance of $12.5 million have been identified that may become nonperforming in the future, compared to $16.5 million at December 31, 1993 and $18.0 million that had been identified at September 30, 1993. Performance of borrowers is aided by the current lower interest carrying costs. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

Nonperforming assets at September 30, 1994 were 0.69% of total loans and other real estate, down from 0.93% at December 31, 1993. A small number of loans and one tract of undeveloped land in Nashville, Tennessee, represent most of the nonperforming balance for the last two years.




                                                                             12






CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. Stockholders' equity was 9.1% of assets at September 30, 1994, the same as at December 31, 1993, and an increase of 0.2% from 8.9% at September 30, 1993. Stockholders' equity increased $4.0 million, or 5.8% (annualized), during the first nine months of 1994 due to a 71.8% earnings retention rate, the sale of common stock through shareholder and employee plans ($767,301) and offset by $3,030,402 of unrealized loss on securities held for sale, net of deferred income tax. This compares to an increase of $7.7 million during the same 1993 period when the earnings retention rate was 74.3%, proceeds from the sale of common stock through shareholder and employee plans was $917,452 and there was no adjustment on securities held for sale as they were not accounted for at fair value through equity at that time.

The quarterly dividend was raised to $0.105 per share in the third quarter of 1993 and to $0.120 per share in the third quarter of 1994 in an attempt to reach a dividend payout ratio equal to 30% of earnings. The board of directors develops and reviews the capital goals of the consolidated entity and each of the subsidiary banks. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and other prudent financial management principles.

Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At September 30, 1994, approximately $12.0 million, compared to $13.8 million at September 30, 1993, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards. Capital ratios of all of the Company's subsidiaries are in excess of applicable regulatory capital ratios. At September 30, 1994 and December 31, 1993, the Company, the two largest subsidiary banks' and the subsidiary savings bank's capital ratios were as follows:

                                          Total                     Tier I               Leverage Ratio
Table 3                          Sept 30,      Dec 31,     Sept 30,      Dec 31,     Sept 30,      Dec 31,
Risk-Based Capital                  1994         1993         1994         1993         1994         1993
_________________________________________________________________________________________________________

Company                            14.17%       13.94%       12.92%       12.69%        8.48%        8.18%
Peoples First National
 Bank                              12.56        13.13        11.31        11.88         8.82         9.24
Bank of Murray                     16.32        16.54        15.07        15.29         9.34         9.17
First Kentucky FSB                 20.40        19.99        19.23        18.86         7.85         7.35
Regulatory minimum                  8.00         8.00         4.00         4.00         4.00         4.00

Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses and growth expectations, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums.




                                                                             13




RESULTS OF OPERATIONS
Earnings per share increased 1.7% for the first nine months of 1994 over the same 1993 period. The increase is attributable to improved net interest income and provision for loan losses, offset by costs involved with two acquisitions in progress and costs associated with expanding customer volumes during the first three quarters of 1994. Net income per common share and common share equivalent for the first nine months of 1994 was $1.17, up from $1.15 for the first nine months of 1993. Net income per common share and common share equivalent for the third quarter of 1994 was $0.42, up from $0.39 for the third quarter of 1993.

Return on average stockholders' equity for the first nine months of 1994 and 1993 was 12.32% and 13.18%, respectively; and, return on average stockholders' equity was 13.12% for both the third quarter of 1994 and 1993. Return on average assets for the first nine months of 1994 and 1993 was 1.12% and 1.14%, respectively; and, return on average assets for the third quarter of 1994 and 1993 was 1.19% and 1.15%, respectively.


NET INTEREST INCOME
The amount by which interest earned on assets exceeds the interest paid on sup-porting funds, constitutes the primary source of income for the Company. For the nine months ended September 30, 1994, net interest income (TE) increased 6.4%, or $1.9 million to $31.8 million as compared to $29.9 million for the nine months ended September 30, 1993. Most of 1994's increase is attributable to growth of average earning assets. A small amount of 1993's increase was attri-butable to improved margins. Compared to 1994, net interest spreads on loans in 1993 were more favorably affected by falling interest rates which reduced liability costs to a greater extent than earning assets due to rate-reduction limits on repricable loans.

The net interest income margin increased primarily due to a change in the mix of earning assets. Management significantly increased the amount of loans outstanding while decreasing lower yielding debt securities. Net interest income on a tax-equivalent basis as a percent of average earning assets was 4.36% and 4.31% for the nine months ended September 30, 1994 and 1993, respec-tively. Net interest income on a tax-equivalent basis as a percent of average earning assets was 4.40% and 4.28% for the three months ended September 30, 1994 and 1993, respectively. For the nine months ended September 30, 1994, interest earned on securities was 2.88% greater than the average funding cost, up from 2.75% for the nine months ended September 30, 1993. For the nine months ended September 30, 1994, interest earned on loans was 4.37% greater than the average funding cost, down from 4.57% for the nine months ended September 30, 1993. Aggressive pricing of loans during the past year has stimulated demand and retarded margins. Margins in 1993, and in 1994 to a lesser extent, were unfavorably affected by the purchase accounting recognition of interest income on certain investment securities at market yields. Net interest income margins continue to benefit from a favorable mix of earning assets and a favorable mix of funding sources.

Generally, the subsidiary banks maintain a relatively balanced position between volumes of rate-repricing assets and liabilities to guard against adverse effects to net interest income from possible fluctuations in interest rates. Low levels of nonperforming loans contributed to good margins each period.
                                                                             14






Table 4
Net Interest Income Analysis                  Average                   Average
Nine months ended September 30, 1994           volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $669,800      $41,351         8.25%
Securities                                    301,435       15,232         6.76
Other interest earning assets                   4,148           97         3.13
                                              -------       ------
                                              975,383       56,680         7.77

Time deposits                                 501,530       16,470         4.39
All other interest bearing deposits           301,269        6,633         2.94
Other interest bearing liabilities             54,894        1,766         4.30
                                              -------       ------
                                             $857,693       24,869         3.88
                                                            ------         ----
Net interest income (TE) spread                            $31,811         3.89%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.36%
 of average interest-earning assets                                        ====


Table 5
Net Interest Income Analysis                  Average                   Average
Nine months ended September 30, 1993           volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $583,465      $37,754         8.65%
Securities                                    333,294       17,029         6.83
Other interest earning assets                   9,807          238         3.24
                                              -------       ------
                                              926,566       55,021         7.94

Time deposits                                 488,244       17,240         4.72
All other interest bearing deposits           292,665        6,528         2.98
Other interest bearing liabilities             43,818        1,381         4.21
                                              -------       ------
                                             $824,727       25,149         4.08
                                                            ------         ----
Net interest income (TE) spread                            $29,872         3.86%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.31%
 of average interest-earning assets                                        ====


Note: The average volume and average rate of securities includes securities held for sale at fair value pursuant to FAS 115.

Table 6
Net Interest Income Analysis                  Average                   Average
Three months ended September 30, 1994          volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $694,874      $14,686         8.38%
Securities                                    297,341        5,124         6.84
Other interest earning assets                       0            0         0.00
                                              -------       ------
                                              992,215       19,810         7.92

Time deposits                                 505,530        5,744         4.51
All other interest bearing deposits           301,287        2,330         3.07
Other interest bearing liabilities             64,851          744         4.55
                                              -------       ------
                                             $871,668        8,818         4.01
                                                            ------         ----
Net interest income (TE) spread                            $10,992         3.91%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.40%
 of average interest-earning assets                                        ====


Table 7
Net Interest Income Analysis                  Average                   Average
Three months ended September 30, 1993          volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $605,988      $12,952         8.48%
Securities                                    331,122        5,375         6.44
Other interest earning assets                   6,790           57         3.33
                                              -------       ------
                                              943,900       18,384         7.73

Time deposits                                 489,178        5,575         4.52
All other interest bearing deposits           295,193        2,119         2.85
Other interest bearing liabilities             52,116          513         3.91
                                              -------       ------
                                             $836,487        8,207         3.89
                                                            ------         ----
Net interest income (TE) spread                            $10,177         3.84%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.28%
 of average interest-earning assets                                        ====


Note: The average volume and average rate of securities includes securities held for sale at fair value pursuant to FAS 115.

PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. Management desires to provide assurance through sufficient provision for loan losses that future earnings will be less susceptible to changing economic cycles. The provision for loan losses amounted to $1,313,100 for the nine months ended September 30, 1994, a decrease of $535,400 or 29.0% when compared to $1,848,500 for the nine months ended September 30, 1993. The decline in the 1994 provision for loan losses was influenced by a significant decline in net charge-offs from previous years and a modest decline in nonperforming assets. The annualized provision for loan losses as a percentage of average loans was 0.26% for the nine months ended September 30, 1994, down from 0.38% and 0.59% for the years ended December 31, 1993 and 1992, respectively. Levels of providing for loan losses reflect, among other things, management's evaluation of potential problem loans.

Net chargeoffs as a percentage of average loans were 0.04% and 0.06% for the nine months ended September 30, 1994 and 1993, respectively, periods of unusally low net chargeoffs. Net chargeoffs as a percent of average loans were 0.34% for the five-year period ended December 31, 1993. The allowance for loan losses was 1.55% of outstanding loans at September 30, 1994, which approximates the average during the last five years. The September 30, 1994 allowance is 224% compared to 166% at December 31, 1993, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.

                                                Three Months Ended         Nine Months Ended
Table 8                                            September 30,             September 30,
Allowance for Loan Losses                        1994         1993         1994         1993
____________________________________________________________________________________________
(dollars in thousands)

Balance at beginning of period                $10,732       $9,341       $9,818       $8,016
Provision charged to expense                      375          466        1,313        1,849
Loans charged off                                (223)        (362)        (449)        (761)
Recoveries of chargeoffs                           52          136          254          477
                                                -----        -----        -----        -----
Net loans charged off                            (171)        (226)        (195)        (284)
                                                -----        -----        -----        -----
Balance at end of period                      $10,936       $9,581      $10,936       $9,581
                                               ======       ======       ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                0.21%        0.31%        0.26%        0.42%
Net chargeoffs to
 average loans                                   0.10         0.15         0.04         0.06
Allowance for loan losses
 to period end loans                             1.55         1.55         1.55         1.55


NONINTEREST INCOME
Noninterest income amounted to $4,541,352 for the nine months ended September 30, 1994, a 10.1% increase from $4,124,548 for the nine months ended September 30, 1993. Most areas reflected good increases. Service charges on deposit accounts, the largest component of noninterest income, increased 11.5% during the first nine months of 1994 over the first nine months of 1993. During the recent year, some of the subsidiary banks adjusted fee schedules to recapture higher operating costs and to provide more uniform pricing among the affiliated banks.

Total assets under management by the trust department have increased, generating more fee income. The 24.2% increase in insurance commissions for the first three quarters of 1994 over 1993 is attributable to greater opportunities resulting from the significant increase in consumer loans as well as better penetration of this product to consumer loan customers. Fee income from secondary-market mortgage loan services during 1994 is anticipated to be lower than 1993 due to the unusually large amount of home refinancing in 1993. The relative improvement in fee income slightly exceeds the growth in net interest income. Noninterest income excluding securities gains was 13.0% of total net interest income plus noninterest income for the nine months ended September 30, 1994, compared to 12.6% for the nine months ended September 30, 1993.

                                   Three Months Ended         Nine Months Ended
Table 9                               September 30,             September 30,
Noninterest Income                  1994         1993         1994         1993
_______________________________________________________________________________
(in thousands)

Services charges on
deposits                            $841         $776       $2,534       $2,272
Net securities gains                   1            1            9           23
Trust fees                           279          280          871          864
Insurance commissions                 84           78          267          215
Other income                         313          232          860          751
                                   -----        -----        -----        -----
                                  $1,518       $1,367       $4,541       $4,125
                                   =====        =====        =====        =====
Annualized Ratio:
Noninterest income
 to average assets                  0.57%        0.54%        0.59%        0.56%


NONINTEREST EXPENSE
During the first nine months of 1994, it required more noninterest expense (overhead) to produce total net interest income plus noninterest income (revenue). The ratio of overhead to revenue was 58.44% for the nine months ended September 30, 1994, compared to 56.40% for the nine months ended September 30, 1993. During the first quarter of 1994, management changed its strategic plans regarding the approach to productivity gains. Management shifted its focus from controlling the rate of increase of noninterest expense to gain more employee productivity, to increasing revenue volumes to gain operational ratio efficiencies.

The ratio of personnel expense has increased as a percentage of average total assets and was 1.27% for the nine months ended September 30, 1994, compared to 1.21% for the nine months ended September 30, 1993. Management expects a double-digit percentage increase in personnel and equipment expenses for 1994 as a result of their current focus on increasing revenue volumes. The Company has made investments in facilities and equipment as technology has advanced and the need to leverage personnel costs has intensified. Two new branch locations are scheduled to be opened during the next two quarters. Five of the operating subsidiaries will be combined into one bank during the fourth quarter of 1994 to allow the personnel at all locations to better focus on quality customer service and increasing the volume of business as well as reducing a small amount of redundant costs.

The Company's bank subsidiaries are required to pay deposit insurance assess-ments to the FDIC, to maintain significant noninterest-bearing balances with the Federal Reserve, and to pay fees to regulatory agencies for periodic examina-tions by the agencies. The 5.7% increase in assessments for deposit insurance for the nine months ended September 30, 1994 from the same 1993 period, is attributable to increased deposit levels. Beginning in 1993, the assessments were based not only on deposits but also on the risk characteristics of the individual financial institutions. All of the Company's subsidiaries received the lowest deposit assessment rate from the FDIC.

                                   Three Months Ended         Nine Months Ended
Table 10                              September 30,             September 30,
Noninterest Expense                 1994         1993         1994         1993
_______________________________________________________________________________
(in thousands)

Salaries                          $2,873       $2,587       $8,130       $7,424
Employee benefits                    471          478        1,666        1,467
Occupancy expense                    329          323         1022          984
Equipment expense                    361          339         1028          934
FDIC insurance expense               503          446         1480         1400
Data processing expense              464          419         1337         1265
Bank share taxes                     312          288          917          831
Goodwill amortization                207          207          622          622
Other expense                      1,657        1,641        5,041        4,249
                                  ------       ------       ------       ------
                                  $7,177       $6,728      $21,243      $19,176
                                  ======       ======       ======       ======
Annualized Ratios:
Overhead ratio                     57.37%       58.28%       58.44%       56.40%
Noninterest expense
 to average assets                  2.72         2.67         2.75         2.61

Additional data processing expense was incurred during 1993 related to proces-sing changes; and, during the last three quarters of 1994, additional costs have and will be incurred in connection with the consolidation of five subsidiary banks into one bank. Routine data processing expense should level off or slightly decline in 1995 after system conversions are complete. Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Kentucky has raised the assessment level and is attempting to significantly increase this taxation, which is based upon net income of the subsidiaries. During 1994, the Company was involved in two pooling-of-interests acquisitions. Included in other noninterest expense for the nine months ended September 30, 1994 was approximately $390,000 (equal to more than $0.05 per common share and common share equivalent) of professional fees relating to the merger completed in the first quarter and one merger completed in the fourth quarter of 1994. Several components of other noninterest expense have increased primarily as a result of costs associated with expanding customer volumes and marketing.

INCOME TAXES
The increase in income tax expense for the nine months ended September 30, 1994, is primarily attributable to nondeductible organizational costs associated with two acquisitions, and to a lesser extent, to higher operating earnings. The effective tax rate is increasing, and was 30.0% for the nine months ended September 30, 1994, compared to 26.9% for the nine months ended September 30, 1993. The Company manages the effective tax rate to some degree, based upon changing tax laws, particularly new alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.


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

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks. Management expects that a slightly lesser amount of assets will reprice than liabilities during the fourth quarter of 1994. This position is subject to change in response to the dynamics of the Company's balance sheet and general market conditions. Rising interest rates are likely to decrease net interest income in a negative gap position (lessser amount of repricing assets than liabilities) and falling rates would likely increase net interest income. Management has slightly decreased the net liability sensiti-vity during the last year. At September 30, 1994, approximately $37.2 million more liabilities are scheduled to reprice than assets in the following six-month period, compared to approximately $39.0 million at September 30, 1993.

PART II

_______________________________________________________________________________

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Financial Data Schedule are submitted as exhibit 27.1.
          No other exhibits are included.

     (b)  Peoples First Corporation filed a current report on Form
          8-K dated October 7, 1994 on October 21, 1994 to report the acquisition of a significant amount of assets. The report contained consolidated financial statements of Libsab Bancorp, Inc. and Subsidiary and pro forma condensed combined information.

SIGNATURES
_______________________________________________________________________________


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


                                             PEOPLES FIRST CORPORATION

                              11/14/94       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              11/14/94       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Financial Officer

INDEX TO EXHIBITS                                                          Page
_______________________________________________________________________________

(27.1)  Financial Data Schedules                                             25