Form 10-K
PEOPLES FIRST CORP
filed 1995-03-24
CIK 718077

_______________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934, For the Fiscal Year Ended December 31, 1994
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 16, 1995: Common stock, no par value - $133,075,000.

The number of shares outstanding of the Registrant's only class of stock as of February 16, 1995: Common stock, no par value - 8,236,760 shares outstanding.

                    Documents Incorporated by Reference

Portions of Peoples First Corporation's definitive proxy statement dated
March 21, 1995 are incorporated into Part III.
______________________________________________________________________________1











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

PART I

Item 1.  Business

Peoples First Corporation (the "Company") is a multi-bank and unitary savings and loan holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended. In recent years, the Company has been on of the ten largest independent financial institutions headquartered in Kentucky. The Company conducts a complete range of commercial and personal banking activities in Western Kentucky through three wholly owned subsidiaries:
The Peoples First National Bank & Trust Company of Paducah in McCracken, Marshall, Ballard, Livingston and Calloway Counties; First Kentucky Federal Savings Bank of Central City in Muhlenberg, Ohio, McLean and Butler Counties; and Liberty Bank & Trust of Mayfield in Graves County (together, the "Banks"). Peoples First Corporation's principal executive offices are located at 100 South Fourth Street, Paducah, Kentucky 42002-2200.

The Company is a Kentucky Corporation incorporated on March 1, 1983. The Company became a bank holding company when it acquired Peoples First National Bank & Trust Company ("Peoples Bank") in 1983. The Company acquired (and subsequently merged into Peoples Bank during 1994) First Liberty Bank in 1985, First National Bank of LaCenter in 1987 Salem Bank, Inc. in 1989 and Bank of Murray in 1992.

During 1994, the Company consummated the acquisition of Libsab Bancorp, Inc. (Libsab) and Liberty Bank and Trust, a wholly-owned subsidiary of Libsab. The Company acquired all of the outstanding shares of Libsab in exchange for 1,077,853 shares of Peoples First Corporation common stock. Libsab's three locations are part of the market area served by the Company's other subsidiary banks. Also during 1994, the Company consummated the acquisition of First Kentucky Bancorp, Inc. and First Kentucky Federal Savings Bank (First Kentucky
FSB), a wholly-owned subsidiary of First Kentucky. The Company acquired all of the outstanding shares of First Kentucky Bancorp, Inc. in exchange for 929,794 shares of Peoples First Corporation common stock. First Kentucky FSB's six locations are immediately east of the market area served by the Company's other subsidiary banks.

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

Peoples Bank, organized in 1926, provides a full range of banking services to the Western Kentucky region through its main office in Paducah, Kentucky and twelve full service branch offices, three limited service branch offices and one business operations office. Commercial lending services provided to medium-size and small businesses, real estate mortgage lending and individual consumer lending services are the primary sources of operating revenues. Peoples Bank had total deposits of $726.6 million at December 31, 1994 and is the first or second largest commercial banking operation in each of the five counties it operates. At December 31, 1994, Peoples Bank had 395 full-time equivalent employees.

First Kentucky FSB, organized in 1934, provides a broad array of banking services to the Western Kentucky region through its main office in Central
City, Kentucky and five branch offices. Residential real estate mortgage lending is the primary source of operating income. First Kentucky FSB had total deposits of $151.7 million at December 31, 1994 and is largest financial institution headquartered in their immediate West-Central Kentucky market area. At December 31, 1994, First Kentucky FSB had 64 full-time employees.

Liberty Bank, organized in 1956, provides a full range of banking services to the Graves County Kentucky area through its main office in Mayfield, Kentucky and two branch offices. Residential real estate mortgage lending as well as other customary banking services are the primary sources of operating income. Liberty Bank had total deposits of $120.9 million at December 31, 1994 and is largest financial institution headquartered in Graves County Kentucky. At December 31, 1994, Liberty Bank had 70 full-time employees.

Management considers employee relations to be good with all of the bank employees, none of which are covered by a collective bargining agreement.

Competition

The Banks actively compete on local and regional levels with other commercial banks and financial institutions for all types of deposits, loans, trust accounts and the provision of financial and other services. With respect to certain banking services, the Banks compete with insurance companies, savings and loan associations, credit unions and other financial institutions. Many of the Banks' competitors are not commercial banks or savings and loan associations. For example, the Banks compete for funds with money market mutual funds, brokerage houses, and governmental and private issuers of money market instruments. The Banks also compete for loans with other financial institutions and private concerns providing financial services. These include finance companies, credit unions, certain governmental agencies and merchants who extend their own credit selling to consumers and other customers. Many of the banks, financial institutions and other interests with which the Banks compete have capital resources substantially in excess of the capital and resources of the Banks.

Supervision and Regulation

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act. As such, it is registered with the Federal Reserve Board (FRB) and files reports with and is subject to examination by that body.

Peoples Bank, chartered under the National Bank Act, is subject to the supervi-sion of and is regularly examined by the Comptroller of the Currency of the United States. By law, Peoples Bank is a member of the Federal Reserve System and insured members of the Federal Deposit Insurance Corporation (FDIC). As such, they are subject to regulation by these federal agencies.

Liberty Bank, chartered under the Commonwealth of Kentucky, is subject to the supervision of and is regularly examined by the Kentucky Department of Financial Institutions. They are insured members of the FDIC, and, as such, are subject to regulation and examined by that federal agency.

First Kentucky FSB, as a federally chartered savings association, is subject to the supervision of and is regularly examined by Office of Thrift Supervision. They are subject to certain reserve requirements of the FRB and are insured members of the Savings Association Insurance Fund of the FDIC, and, as such, are subject to regulation and examined by these federal agencies.


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

Statistical Disclosures

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

A.  AVERAGE BALANCE SHEETS                       For the Year Ended December 31,
    (in thousands)                               1994         1993         1992
_______________________________________________________________________________

INTEREST-EARNING ASSETS
Short-term investments                         $3,831      $10,579      $18,509
Taxable debt securities                       278,165      313,315      297,266
Non-taxable debt securities                    69,731       71,001       60,642
Loans (1)                                     755,314      660,345      568,477
                                            ---------    ---------    ---------
                                            1,107,041    1,055,240      944,894
NONINTEREST-EARNING ASSETS
Cash and due from banks                        34,878       33,974       30,799
Allowance for loan losses                     (11,524)      (9,827)      (7,693)
Other assets                                   47,877       47,088       40,107
                                            ---------    ---------    ---------
                                           $1,178,272   $1,126,475   $1,008,107
                                            =========    =========    =========

INTEREST-BEARING LIABILITIES
Transaction accounts                         $235,918     $228,146     $197,566
Saving deposits                               106,891      105,191       83,008
Time deposits                                 567,438      555,689      535,314
Short-term borrowings                          51,454       31,761       24,174
Long-term borrowings                           13,679       17,956        9,524
Other liabilities                               1,201          944          776
                                            ---------    ---------    ---------
                                              976,581      939,687      850,362

NONINTEREST-BEARING LIABILITIES
Demand deposits                                85,307       78,178       63,523
Other liabilities                               8,391        9,471       11,278

STOCKHOLDERS' EQUITY                          107,993       99,139       82,944
                                            ---------    ---------    ---------
                                           $1,178,272   $1,126,475   $1,008,107
                                            =========    =========    =========

(1) Nonperforming loans are included in
    average loans

B. ANALYSIS OF NET INTEREST EARNINGS             For the Year Ended December 31,
   (in thousands)                                1994         1993         1992
_______________________________________________________________________________

INTEREST INCOME
Short-term investments                           $169         $335         $781
Taxable securities                             17,017       19,652       21,484
Non-taxable securities (TE) (2)                 6,302        6,487        5,692
Loans                                          62,929       56,592       53,887
                                               ------       ------       ------
                                               86,417       83,066       81,844

INTEREST EXPENSE
Transaction accounts                            6,970        5,854        5,834
Saving deposits                                 3,194        3,980        4,412
Time deposits                                  25,547       25,926       30,888
Short-term borrowings                           2,168        1,026          946
Long-term borrowings                              900        1,151          668
Other liabilities                                  76           60           20
                                               ------       ------       ------
                                               38,855       37,997       42,768
                                               ------       ------       ------
NET INTEREST INCOME (TE) (2)                   47,562       45,069       39,076
TE Basis Adjustment                            (2,080)      (2,161)      (1,878)
                                               ------       ------       ------
NET INTEREST EARNINGS                         $45,482      $42,908      $37,198
                                               ======       ======       ======

(2) Tax equivalent (TE) interest income is based upon a Federal income tax rate of 35%.

B. AVERAGE YIELDS AND RATES PAID                 For the Year Ended December 31,
                                                 1994         1993         1992
_______________________________________________________________________________

AVERAGE YIELDS FOR INTEREST-EARNING ASSETS
Short-term investments                           4.41%        3.17%        4.22%
Taxable securities                               6.12%        6.27%        7.23%
Non-taxable securities (TE) (2)                  9.04%        9.14%        9.39%
Loans (1)                                        8.33%        8.57%        9.48%
All interest-earning assets                      7.81%        7.87%        8.66%

AVERAGE RATES FOR INTEREST-BEARING LIABILITIES
Transaction accounts                             2.95%        2.57%        2.95%
Saving deposits                                  2.99%        3.78%        5.32%
Time deposits                                    4.50%        4.67%        5.77%
Short-term borrowings                            4.21%        3.23%        3.91%
Long-term borrowings                             6.58%        6.41%        7.01%
Other liabilities                                6.33%        6.36%        2.58%
All interest-bearing liabilities                 3.98%        4.04%        5.03%
                                                 ----         ----         ----
NET INTEREST-RATE SPREAD (TE) (2)                3.83%        3.83%        3.63%
                                                 ====         ====         ====

NET YIELD ON INTEREST-EARNING ASSETS             4.30%        4.27%        4.14%
                                                 ====         ====         ====

(1) Nonperforming loans are included in
    average loans
(2) Tax equivalent (TE) interest income is based upon a Federal income tax rate of 35%.

C. FOR THE LAST TWO FISCAL YEARS

CHANGES ATTRIBUTABLE TO VOLUME AND RATE        Change       Due to       Due to
(in thousands)                              1994/1993       Volume     Rate (3)
_______________________________________________________________________________

INTEREST INCOME
Short-term investments                          ($166)       ($214)         $48
Taxable securities                             (2,635)      (2,205)        (430)
Non-taxable securities (TE) (2)                  (185)        (116)         (69)
Loans (1)                                       6,337        8,139       (1,802)
                                               ------
                                                3,351        4,078         (727)
INTEREST EXPENSE
Transaction accounts                            1,116          199          917
Saving deposits                                  (786)          64         (850)
Time deposits                                    (379)         548         (927)
Short-term borrowings                           1,142          636          506
Long-term borrowings                             (251)        (274)          23
Other liabilities                                  16           16           (0)
                                               ------
                                                  858        1,492         (634)
                                               ------       ------       ------
NET INTEREST INCOME (TE) (2)                   $2,493       $2,586         ($93)
                                               ======       ======       ======

(1) Nonperforming loans are included in average loans.
(2) Tax equivalent (TE) net interest income is based upon a Federal income tax rate of 35%.
(3) Changes due to both rate and volume are included in due to rate.

CHANGES ATTRIBUTABLE TO VOLUME AND RATE        Change       Due to       Due to
(in thousands)                              1993/1992       Volume     Rate (3)
_______________________________________________________________________________

INTEREST INCOME
Short-term investments                          ($446)       ($335)       ($111)
Taxable securities                             (1,832)       1,160       (2,992)
Non-taxable securities (TE) (2)                   795          972         (177)
Loans (1)                                       2,705        8,708       (6,003)
                                               ------
                                                1,222        9,558       (8,336)

INTEREST EXPENSE
Transaction accounts                               20          903         (883)
Saving deposits                                  (432)       1,179       (1,611)
Time deposits                                  (4,962)       1,176       (6,138)
Short-term borrowings                              80          297         (217)
Long-term borrowings                              483          591         (108)
Other liabilities                                  40            4           36
                                               ------
                                               (4,771)       4,493       (9,264)
                                               ------       ------       ------
NET INTEREST INCOME (TE) (2)                   $5,993       $5,065         $928
                                               ======       ======       ======

(1) Nonperforming loans are included in average loans.
(2) Tax equivalent (TE) net interest income is based upon a Federal income tax rate of 35%.
(3) Changes due to both rate and volume are included in due to rate.

II.  Debt Security Portfolios

A. Footnote 4 to the Consolidated Financial Statements included herein on page 41 presents the book value as of the end of 1994 and 1993 of debt securities by type of security.

B. Footnote 4 to the Consolidated Financial Statements included herein on page 42 presents the amortized cost, estimated market value and the weighted average yield of debt securities at December 31, 1994, by contractual maturity range.

C. As of December 31, 1994, the Company owned no securities (other than U. S. Government and U. S. Government agencies and corporations) issued by one issuer for which the book value exceeded ten percent of stockholders' equity.

III.  Loan Portfolio

A. The table of Types of Loans in Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) included herein on page 20 presents the amount of all loans in various categories as of the end of 1994 and 1993.

B. The following table presents the maturities in the loan portfolio, excluding commercial paper, real estate mortgage, installment, consumer revolving credit and other loans at December 31, 1994:

Loan Portfolio Maturities         1 year       1 to 5         Over
December 31, 1994                or less        years      5 years        Total
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural               $58,251      $24,607      $29,071     $111,929
Real estate construction          17,529          556        1,336       19,421
                                 -------      -------      -------      -------
                                 $75,780      $25,163      $30,407     $131,350
                                 =======      =======      =======      =======

The amounts of these loans due after one year which have predetermined rates and adjustable rates are $4.8 million and $50.8 million, respectively.

C. Risk Elements

1. The table of Nonperforming Assets in MDA included herein on page 22 states the amount of nonaccrual, past due and restructured loans. The following table states the gross interest income that would have been recorded for the years ended December 31, 1990 through 1994, if the nonaccrual and renegotiated loans had been current in accordance with their original terms, and the amount of interest income that was included in net income for each year:

Interest Income on Nonaccrual
  and Restructured Loans
Year ended December 31,             1994         1993         1992         1991         1990
____________________________________________________________________________________________
(in thousands)
Contractual interest               ($209)       ($407)       ($434)       ($584)       ($269)
Interest recognized                  192          279          173          462          211

2.  Potential Problem Loans

Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At December 31, 1994, loans with a total principal balance of $14.8 million had been identified that may become nonperforming in the future, compared to $22.4 million at December 31, 1993. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms. The identified potential problem loan totals consist of many different loans and are generally loans for which the collateral appears to be sufficient but that have potential financial weakness evidenced by internal credit review's analysis of historical financial information. At December 31, 1994, a total of $5.2 million of potential problem loans were to three borrowers.

3.  Foreign Outstandings

There were no foreign outstandings at anytime during the last three years.

4.  Loan Concentrations

As of December 31, 1994, there was no concentration of loans exceeding 10% of total loans which are not otherwise disclosed in the Types of Loans table pursuant to III. A. There were no amounts loaned in excess of 10% of total loans to a multiple of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Most loans are originated in the immediate market area of the Banks.

D. Other Interest Bearing Assets

The Company has no other interest earning assets that would be required to be disclosed under Item III. C.1. or 2. if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The following table presents an analysis of loss experience and the allow-ance for loan losses for the years ended December 31, 1994, 1993, 1992, 1991 and 1990:

Analysis of the Allowance
  for Loan Losses
Year ended December 31,             1994         1993         1992         1991         1990
____________________________________________________________________________________________
(in thousands)
Balance at beginning of
 year                            $10,715       $8,606       $6,420       $5,880       $5,424
Balance of subsidiary bank
 at acquisition                       --           --        1,485           --           --
Provision charged to
 expense                           1,723        2,541        3,246        2,338        2,042
Loan charge-offs
  Commercial, financial
   and agricultural                 (248)        (463)      (1,893)        (794)        (842)
  Real estate mortgage               (81)        (240)        (440)        (714)        (505)
  Installment loans                 (279)        (317)        (516)        (448)        (433)
  Consumer revolving
   credit                            (78)         (24)         (58)         (63)         (45)
                                  ------       ------       ------       ------       ------
                                    (686)      (1,044)      (2,907)      (2,019)      (1,825)

Loan charge-off recoveries
  Commercial, financial
   and agricultural                  339          376          187           85           97
  Real estate mortgage                 9          110           33           27           62
  Installment loans                   76          122          137          103           75
  Consumer revolving
   credit                             12            4            5            6            5
                                  ------       ------       ------       ------       ------
                                     436          612          362          221          239
                                  ------       ------       ------       ------       ------
Net loan charge-offs                (250)        (432)      (2,545)      (1,798)      (1,586)
                                  ------       ------       ------       ------       ------
Balance at end of year           $12,188      $10,715       $8,606       $6,420       $5,880
                                  ======       ======       ======       ======       ======


B. The following tables present a breakdown of the allowance for loan losses at December 31, 1994, 1993, 1992, 1991 and 1990:

Allocation of the Allowance
  for Loan Losses
December 31,                        1994         1993         1992         1991         1990
____________________________________________________________________________________________
(in thousands)
Commercial, financial
 and agricultural                 $5,899       $5,186       $4,014       $2,891       $3,054
Real estate mortgage               3,691        3,245        2,515        1,719        1,169
Consumer loans                     2,402        2,112        1,927        1,690        1,557
Consumer revolving credit            196          172          150          120          100
                                  ------       ------       ------       ------       ------
                                 $12,188      $10,715       $8,606       $6,420       $5,880
                                  ======       ======       ======       ======       ======
Percent of Loans in Each
 Category to Total Loans
December 31,                        1994         1993         1992         1991         1990
____________________________________________________________________________________________
(in thousands)

Commercial, financial
 and agricultural                   13.9%        16.9%        19.5%        22.6%        23.6%
Real estate mortgage
  Construction                       2.4%         1.7%         0.9%         0.9%         0.9%
  Residential mortgage              39.5%        38.3%        38.7%        39.5%        40.4%
  Commercial mortgage               17.3%        18.1%        16.6%        12.4%         8.5%
Consumer loans                      26.6%        24.6%        23.6%        24.0%        24.6%
Other                                0.3%         0.4%         0.7%         0.6%         2.0%
                                   -----        -----        -----        -----        -----
                                   100.0%       100.0%       100.0%       100.0%       100.0%
                                   =====        =====        =====        =====        =====

V. DEPOSITS

A.B.  Average Balances and Rates Paid by Deposit

The Average Balance Sheets table and Average Yields and Rates Paid table in-cluded herein on pages 6 and 8 present the average amount of and the average rate paid for the years ended December 31, 1994, 1993 and 1992.

C. Foreign Deposits

The Company had no foreign deposits during the past three years.

D.E.  Maturity Distribution of Time Deposits of $100,000 or More

The following table states the amount of time certificates of deposit at December 31, 1994, of $100,000 or more by maturity:

Maturity of $100,000 Time Deposits
December 31, 1994
_______________________________________________________________________________
(in thousands)

Maturing 3 months or less                                               $27,032
Maturing over 3 months through 6 months                                  14,991
Maturing over 6 months through 12 months                                 38,113
Maturing over 12 months                                                   3,461
                                                                         ------
                                                                        $83,597
                                                                         ======

                                                 For the Year Ended December 31,
VI.  RETURN ON EQUITY AND ASSETS                 1994         1993         1992
_______________________________________________________________________________

1.  Return on average assets                     1.11%        1.14%        1.04%
2.  Return on average equity                    12.15%       12.92%       12.67%
3.  Dividend payout ratio                       28.85%       26.32%       26.47%
4.  Equity to assets ratio                       9.17%        8.80%        8.23%


VII.  SHORT-TERM BORROWINGS

A. Footnote 7 to the Consolidated Financial Statements included herein on page 46 presents for each category of short-term borrowings, the amounts outstanding at the end of the reported periods, the weighted average interest rate, the maiximum amount of borrowings in each catergory at any month-end and the approximate weighted interest rate.

Item 2.  PROPERTIES

The Company's investments in premises and equipment are comprised of properties owned and leased by the Banks. Peoples Bank owns the building housing its main offices, which contains 17,325 square feet of space and is located at 401 Kentucky Avenue. Peoples Bank also owns its Service Center, located at 100 South Fourth Street, which contains 50,000 square feet of space and houses the Company's executive offices. Of the twenty-four other banking offices of the Banks, twenty-one are owned and three are leased by their respective Banks.

Item 3.  LEGAL PROCEEDINGS - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

Market Information, Dividends
The registrant's only class of common stock is traded on the National Associa-tion of Securities Dealers Automated Quotation System National Market System. Peoples First Corporation's common stock symbol is "PFKY". The high and low stock prices and the quarterly dividends declared on the Company's common stock for each quarter of 1994 and 1993 are as follows:

High and Low Stock Prices          First       Second        Third       Fourth
  Dividends Declared             quarter      quarter      quarter      quarter
_______________________________________________________________________________

High 1994                         $28.50       $25.50       $24.50       $21.75
Low 1994                           23.50        22.00        21.00        16.25
Dividends declared                 0.105        0.105        0.120        0.120

High 1993                         $16.50       $16.88       $20.00       $25.50
Low 1993                           16.00        16.00        16.63        19.25
Dividends declared                 0.095        0.095        0.105        0.105

Holders
The approximate number of holders of registrant's only class of common stock as of February 16, 1995, was 2,418.

Item 6.  SELECTED FINANCIAL DATA

December 31,                        1994         1993         1992         1991         1990
____________________________________________________________________________________________
(in thousands)
Interest-Earning Assets
Loans, net of allowance         $793,759     $693,322     $616,671     $480,157     $461,251
Debt securities                  325,016      368,658      394,383      274,095      230,392
Short-term investments                 0        3,100       15,525        9,650       15,725
                               ---------    ---------    ---------    ---------    ---------
                               1,118,775    1,065,080    1,026,579      763,902      707,368
Cash and due from banks           39,333       42,591       44,548       42,434       43,374
Premises and equipment            16,980       16,698       16,490       12,876       12,957
Other assets                      35,468       32,137       26,803       13,579       13,465
                               ---------    ---------    ---------    ---------    ---------
                              $1,210,556   $1,156,506   $1,114,420     $832,791     $777,164
                               =========    =========    =========    =========    =========
Liabilities and Stockholders' Equity
Interest-bearing deposits       $910,598     $906,646     $898,285     $680,901     $665,310
Noninterest-bearing deposits      87,985       86,250       78,643       52,852       47,477
Federal funds purchased           41,500       12,600            0            0            0
Short-term borrowings             43,067       19,902       19,606       25,395            0
Long-term borrowings               9,536       16,555       16,137          335            0
Other liabilities                  7,607        8,182        8,095        6,987        7,483
                               ---------    ---------    ---------    ---------    ---------
                               1,100,293    1,050,135    1,020,766      766,470      720,270
Stockholders' equity             110,263      106,371       93,654       66,321       56,894
                               ---------    ---------    ---------    ---------    ---------
                              $1,210,556   $1,156,506   $1,114,420     $832,791     $777,164
                               =========    =========    =========    =========    =========

____________________________________________________________________________________________
As more fully explained in Footnote 2. to the consolidated financial statements, additional banking organizations were acquired in 1994 and 1992.


















                                                                             17





Year ended December 31,             1994         1993         1992         1991         1990
____________________________________________________________________________________________
(in thousands except per share data)

Results of Operations
Net interest income              $45,482      $42,908      $37,198      $28,544      $25,334
Provision for loan losses          1,723        2,541        3,246        2,338        2,042
Net interest income after         ------       ------       ------       ------       ------
  provision for loan losses       43,759       40,367       33,952       26,206       23,292
Noninterest income                 7,168        6,623        6,569        4,441        4,258
Noninterest expense               32,337       29,373       25,942       19,674       17,240
                                  ------       ------       ------       ------       ------
Income before tax expense         18,590       17,617       14,579       10,973       10,310
Income tax expense                 5,465        4,807        4,074        2,766        2,576
                                  ------       ------       ------       ------       ------
Net Income                       $13,125      $12,810      $10,505       $8,207       $7,734
                                  ======       ======       ======       ======       ======

Average shares outstanding         8,437        8,455        7,803        6,654        5,898
Net income per common share        $1.56        $1.52        $1.36        $1.16        $1.21
Dividends per common share          0.45         0.40         0.36         0.31         0.25

Shares outstanding and per share amounts have been adjusted for a two-for-one stock split on January 4, 1994.

As more fully explained in Footnote 2. to the consolidated financial statements, additional banking organizations were acquired in 1994 and 1992.

Earnings of First Kentucky Federal Savings Bank are excluded from the net income per common share calculation prior to June 18, 1991, the date of their initial public offering of common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide annual report readers with information relevant to understanding and assessing the financial condition and results of operations of Peoples First Corporation (Company). Headquartered in Paducah, Kentucky, the Company is a multi-bank and unitary savings and loan holding company registered with the Federal Reserve Board. The Company's market area is primarily western Kentucky and the contiguous interstate area. This discussion should be read in conjunction with the consolidated financial state-ments and accompanying notes.

The following table provides certain information regarding the Company's three banking subsidiaries as of December 31, 1994:

                                    Year
Subsidiary                      acquired       Assets        Loans     Deposits
_______________________________________________________________________________
(in thousands)

Peoples First National Bank         1983     $890,430     $634,498     $726,582
Liberty Bank & Trust                1994      143,479       81,585      120,895
First Kentucky Federal
 Savings Bank                       1994      173,556       89,863      151,722

The above amounts do not total to consolidated amounts due to eliminating entries and parent company amounts.


EARNING ASSETS
Average earning assets of the Company for 1994, increased 4.9%, or $51.8 million to $1,107.0 million from $1,055.2 million for 1993. This compares to growth of earning assets, excluding the purchase of three branch bank locations in 1992, of 3.4% and 5.9%, respectively, for 1993 and 1992, over respective previous years. Strong loan growth during the last three years has been partially funded with reductions in debt securities, the other significant earning asset category. The Company maintains a consistently favorable ratio of average earning assets to average total assets. The ratio was 94.0% for 1994, compared to 93.7% and 93.5% for 1993 and 1992, respectively.

Loans are the Company's primary earning asset. Management has focused on in-creasing residential real estate and consumer lending activities and loan demand has been strong. Loans, net of unearned income, increased $101.9 million during 1994, compared to $78.8 million and $26.7 million increases during 1993 and 1992 over respective prior years excluding the initial effect of the 1992 purchase of three branch bank locations. Internal average loan growth for 1994 was 14.4%, up from an 8.6% increase in average loans for 1993 from 1992, and compared to a 3.9% increase in average loans for 1992 from 1991. Average loans for 1994 were 68.2% of total average earning assets, compared to 62.6% and 60.1% during 1993 and 1992, respectively. Prior to 1993, loans had been a decreasing portion of earning assets. Management attributes the reversal of the declining loan composition trend to their focus on improving the earning asset composition, strong loan demand and a slowed growth of deposits. The potential mix of earning assets will be significantly impacted by the acquisition of additional financial institutions and future loan demand levels.

The Company primarily directs lending activities to its regional market from which deposits are drawn. Management has focused on secured lending and the growth of real estate mortgage and consumer loans during the last three years.

Types of Loans
December 31,                        1994         1993         1992         1991         1990
____________________________________________________________________________________________
(in thousands)


Commercial, financial
  and agricultural              $111,929     $118,906     $122,188     $109,986     $110,128
Real estate
  Construction                    19,421       12,255        5,472        4,524        4,221
  Residential mortgage           318,551      269,265      242,134      191,985      189,332
  Commercial mortgage            139,629      127,666      103,808       60,308       39,492
Consumer, net                    214,309      173,191      147,413      116,891      114,803
Loans held for sale                  156          504        1,241           --           --
Other                              1,952        2,250        3,022        2,882        9,154
                                 -------      -------      -------      -------      -------
                                $805,947     $704,037     $625,278     $486,576     $467,130
                                 =======      =======      =======      =======      =======

A portion of the proceeds from the sale and maturity of debt securities and the principal collected on mortgage-backed securities was used to fund high loan demand. Debt securities decreased $43.7 million during 1994 and $20.8 million during 1993. The Company maintains a portfolio of debt securities held for sale as a partial source of available funding for loan growth.


FUNDING
Average deposits, which management relies on as a stable source of funding, of the Company for 1994 increased 2.9%, or $28.4 million to $995.6 million from $967.2 million for 1993. Internal growth from local area deposits was 1.5% for 1994 compared to average local deposit growth of 1.1% and 3.6% for 1993 and 1992, over respective previous year periods. Highly competitive local markets for deposits exist and low interest rates do not benefit internal funding efforts. During recent periods of low core deposit growth, management has partially relied on brokered deposits, Federal funds purchased and other short-term borrowings to fund loan growth. Brokered deposits amounted to $21.4 million, $19.2 million and $0.0 million at December 31, 1994, 1993 and 1992, respectively. Average Federal funds purchased were $21.2 million for 1994, up from $11.0 million for 1993 and $0.3 million for 1992. Average short-term borrowings were $51.5 million for 1994, up from $31.8 million for 1993 and $24.3 million for 1992.

Management anticipates an increasing need to rely on more volatile purchased liabilities. The Company's subsidiaries have obtained various short-term and long-term advances from the Federal Home Loan Bank (FHLB) under Blanket

Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the banks to borrow additional funds from the FHLB to fund mortgage loan programs and satisfy other funding needs.


NONPERFORMING ASSETS AND RISK ELEMENTS
The level of nonperforming assets at December 31, 1994 has improved since December 31, 1993. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At December 31, 1994, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

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

Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At December 31, 1994, loans with a total principal balance of $14.8 million have been identified that may become nonperforming in the future, compared to $22.4 million at December 31, 1993. Performance of borrowers has previously been aided by lower interest carrying costs. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

Nonperforming assets at December 31, 1994 were 0.60% of total loans and other real estate, down from 0.86% at December 31, 1993. A small number of loans and one tract of undeveloped land in Nashville, Tennessee, represent most of the nonperforming balance for the last three years.

Nonperforming Assets
December 31,                        1994         1993         1992         1991         1990
____________________________________________________________________________________________
(in thousands)
Nonaccrual loans                    $531         $835       $3,883       $3,536       $2,661
Other real estate owned            1,569        2,258        2,661        3,238        3,389
Renegotiated loans                 2,741        2,995        1,259        1,296          246
                                   -----        -----        -----        -----        -----
                                  $4,841       $6,088       $7,803       $8,070       $6,296
                                   =====        =====        =====        =====        =====

Nonperforming assets as a
  percent of total loans
  and other real estate             0.60%        0.86%        1.24%        1.65%        1.34%
Loans past due ninety
  days and still accruing
  interest                        $1,838         $503         $389         $408         $380
Allowance for loan losses
  coverage of nonperform-
  ing assets                         252%         176%         110%          80%          93%

CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. Stockholders' equity was 9.1% of assets at December 31, 1994, a decrease of 0.1% from December 31, 1993. Stockholders' equity increased $3.9 million, or 3.7%, during 1994, and increased $12.7 million, or 13.6%, during 1993. The earnings retention rate has been decreased by the board of directors and was 71.2% for 1994 and 73.7% for 1993. Proceeds from the sale of common stock through shareholder and employee plans amounted to $1.0 million in 1994 and $1.2 million in 1993. Unrealized gain or loss on securities held for sale, net of applicable income taxes, are recorded directly to stockholders' equity. For 1994 stockholders' equity was reduced by $6.5 million and for 1993 was increased by $1.9 million to record the change in the fair value of securities held for sale during the year.

The quarterly dividend was raised to $0.105 per share in the third quarter of 1993 and to $0.120 per share in the third quarter of 1994. Similar, if not greater, increases are expected for the next few years. The board of directors develops and reviews the capital goals of the consolidated entity and each of the subsidiary banks. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and other prudent financial management principles. Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At December 31, 1994, approximately $19.2 million in retained earnings of subsidiary banks was available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards.

Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses and growth expectations, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums. At December 31, 1994 and 1993, the Company and the subsidiary banks' capital ratios were as follows:

Risk-based capital                        Total                     Tier I                Leverage ratio
December 31,                        1994         1993         1994         1993         1994         1993
_________________________________________________________________________________________________________
Company                            14.31%       14.37%       13.05%       13.12%        8.82%        8.18%
Peoples First National Bank        13.59        14.54        12.34        11.88         9.00         9.16
Liberty Bank & Trust               15.77        17.85        14.65        16.89         9.27         9.70
First Kentucky Federal
 Savings Bank                      20.05        20.08        18.90        19.08         7.89         7.27

RESULTS OF OPERATIONS
Net income in 1994 reached a record level, increasing 2.5% and totaling $13.1 million, compared to an increase of 21.9% in 1993 when net income totaled $12.8 million. Net income per common share and common share equivalent for the year ended December 31, 1994 increased 2.6% to $1.56, from $1.52 for the year ended December 31, 1993, compared to $1.36 for the year ended December 31, 1992. Net income per common share and common share equivalent for the fourth quarter of 1994 increased 10.8% to $0.41 from $0.37 for the fourth quarter of 1993, principally due to a greater volume of earning assets and decreased provision for loan losses.

Return on average stockholders' equity for the years ended December 31, 1994, 1993 and 1992 was 12.15%, 12.92% and 12.67%, respectively. Return on average assets for the year ended 1994, 1993 and 1992 was 1.11%, 1.14% and 1.04%, respectively. Earnings performance for 1994 was negatively impacted by costs of approximately $0.07 per share related to two acquisitions completed during the year.


NET INTEREST INCOME
The amount by which interest earned on assets exceeds the interest paid on sup-porting funds, constitutes the primary source of income for the Company. For the year ended December 31, 1994, net interest income (TE) increased 5.5%, or $2.5 million to $47.6 million compared to $45.1 million for 1993. The 1994 increase is substantially all attributable to growth of average earning assets as the interest margin increased only three basis points. Average earning asset growth accounted for all but approximately 15% of the increased net interest income for the year ended December 31, 1993 over 1992. Net interest income on a tax-equivalent basis as a percent of average earning assets has improved slightly and was 4.30%, 4.27% and 4.14% for the years ended December 31, 1994, 1993 and 1992, respectively. Margins in 1993 and 1992, to a greater degree than 1994, were unfavorably affected by the purchase accounting recognition of interest income on certain debt securities at market yields. Net interest income margins continue to benefit from a favorable mix of earning assets and a funding sources.

Although the subsidiary banks generally maintain a relatively balanced position between volumes of rate-repricing assets and liabilities to guard against adverse effects to net interest income from possible fluctuations in interest rates, net interest income was unfavorably affected in 1994 by interest rate caps on a significant portion of residential mortgage loans originated with low rates that have repriced less quickly than the average liability funding rate during the recent rapidly increasing interest-rate environment. Low levels of nonperforming loans favorably contributed to margins each period.


PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. Management desires to provide assurance through sufficient provision for loan losses that future earnings will be less susceptible to changing economic cycles. The provision for loan losses amounted to $1.7 million for 1994, a decrease of $0.8 million or 32.0% compared to $2.5 million in 1993, which was a decrease of $0.7 million or 21.9% compared to $3.2 million in 1992. The declines in the 1994 and 1993 provisions for loan losses were influenced by significant declines in net charge-offs and modest declines in nonperforming assets. The provision for loan losses as a percentage of average loans was 0.23% for the year ended December 31, 1994, down from 0.38% and 0.57% for the years ended December 31, 1993 and 1992, respectively. Levels of providing for loan losses reflect, among other things, management's evalua-tion of potential problem loans, which are currently at lower levels than in much of the past five years.

Net chargeoffs as a percentage of average loans were 0.03% for 1994, down from 0.07% for 1993, periods of unusually low net chargeoffs, and 0.45% for 1992.
Net chargeoffs as a percent of average loans were 0.23% for the five-year period ended December 31, 1994. The allowance for loan losses was 1.51% of outstanding loans at December 31, 1994, compared 1.52% of outstanding loans at December 31, 1993. The December 31, 1994 allowance is 252% compared to 176% at December 31, 1993, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.


NONINTEREST INCOME
Noninterest income amounted to $7.2 million in 1994, an 8.2% increase from $6.6 million in 1993. Excluding net securities gains, the increase was 10.9%. Service charges on deposit accounts, the largest component of noninterest income, increased 11.2% in 1994 over 1993. During the past two years, some of the subsidiary banks adjusted fee schedules to recapture higher operating costs and to provide more uniform pricing among the affiliated banks.

Net gains of $62,309 were recognized in 1994 on $11.9 million of debt securities held for sale and net gains of $230,642 were recognized on $21.9 million of debt securities sold during 1993. Debt securities, primarily mortgage-backed securities, were sold to reduce, to the extent possible, the Company's interest rate sensitivity on assets in response to changing interest rates and prepayment risks as a part of the Company's asset/liability strategies.
                                                                             24






Trust department fees for the last three years, without the effects of the additional locations purchased in 1992, have been relatively the same. There has been little growth in average assets managed. Trust fees, which are recognized on a cash basis, are usually greater in the fourth quarter than other quarters of the year because of billing cycles. The 48.2% increase in insurance commissions for 1994 over 1993 is attributable to greater opportunities resulting from the significant increase in consumer loans as well as better penetration of this product to customers. As expected, fee income from secondary-market mortgage loan services during 1994 was lower than 1993 due to the unusually large amount of home refinancing in 1993. The Company made available two new financial services during 1994 to bank customers. Fees from newly available investment brokerage services and property and casualty insurance products, which will be higher in 1995, were not significant in 1994. The relative improvement in fee income is slightly more than the growth in net interest income. Management expects this trend to continue into 1995. Noninterest income excluding securities gains was 13.9% of total net interest income plus noninterest income for 1994, compared to 13.0% for both 1993 and 1992.


NONINTEREST EXPENSE
The ratio of noninterest expense as a percent of average assets has been steadily rising, and was 2.74% for 1994, 2.61% for 1993 and 2.57% for 1992. It is requiring more noninterest expense (overhead) to produce total net interest income plus noninterest income exclusive of net securities gains (revenue). The ratio of overhead to revenue was 61.5% for 1994, compared to 59.6% for 1993 and 60.5% for 1992. Since internal asset growth has slowed, management continues to focus on controlling the rate of increase of noninterest expense by reconfigur-ing certain functions to gain more employee productivity and consolidating some operational tasks of the various banks. Based upon an analysis of operations, the Company consolidated five of the previously separate corporate subsidiaries into one bank during the fourth quarter of 1994 to allow the personnel at all locations to better focus on consistent quality customer service, increasing the volume of business and to reduce a small amount of redundant costs.

The ratio of personnel expense has been relatively constant as a percentage of average total assets and was 1.26% for 1994, compared to 1.24% and 1.20%, re-spectively, for 1993 and 1992. The Company has made investments in facilities and equipment of approximately $5 million during the last three years as tech-nology has advanced and the need to leverage personnel costs has intensified. Occupancy expense increased an average of 5.5% per year for 1994 and 1993. One new branch was opened during 1994 and investments in two new branches are expected for 1995. The 1993 increase in occupancy expense was related to the additional bank locations purchased in 1992. Equipment expense increased an average of 19.2% per year for 1994 and 1993 due to depreciation and maintenance of new equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from two to ten years for equipment. Much of the recent years' equipment purchases are electronic and technology sensitive items which the Company depreciates over five year or less periods.

Increased data processing expense is attributable to a greater volume of activ-ity, the outsourcing of a portion of some functions in 1993, one-time system conversion costs and the additional bank locations purchased in 1992. More than one-half of 1994 and 1993's average annual increase of 14.4% is due to nonrecur-ring conversion costs and to the additional bank locations. The Company's bank subsidiaries are required to pay deposit insurance assessments to the FDIC, to maintain significant noninterest-bearing balances with the Federal Reserve, and to pay fees to regulatory agencies for periodic examinations by the agencies. Assessments for deposit insurance were $2.2 million, $2.1 million and $2.0 million, respectively, in 1994, 1993 and 1992. Beginning in 1993, the assess-ments were based not only on deposits but also on the risk characteristics of the individual financial institutions. All of the Company's subsidiaries received the lowest deposit assessment rate from the FDIC. Recent governmental discussions have included indications that future FDIC assessment rates could be significantly lower than the Company's current 0.23% of applicable deposits rate.

Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Kentucky has raised the assessment level and is attempting to significantly increase this taxation, which is based upon net income and capital of the subsidiaries.

During 1994, the Company completed two pooling-of-interest acquisitions. Included in other noninterest expense for 1994 and 1993 was approximately $561,000 and $145,000, respectively, of professional fees related to these acquisitions.


INCOME TAXES
Approximately one-half of the increase in income tax expense for the year ended December 31, 1994 from the prior year, is attributable to higher operating earnings and one-half is attributable to a higher effective tax rate. Most of the 1993 increase from 1992 was due to higher operating earnings. The effective tax rate has increased, and was 29.4% for the year ended December 31, 1994, compared to 27.3% for 1993 and 27.9% for 1992. Nondeductible organizational costs associated with two acquisitions was the main cause of the 1994 increase in the effective tax rate. Also contributing to higher effective tax rates is a lessening of the portion of pretax income that is derived from nontaxable sources. The Company manages the effective tax rate to some degree, based upon changing tax laws, particularly alternative minimum tax provisions, the availability and price of nontaxable debt securities and other portfolio considerations.


LIQUIDITY AND INTEREST-RATE SENSITIVITY
The Company's objective of liquidity management is to ensure the ability to access funding which enables each bank to efficiently satisfy the cash flow requirements of depositors and borrowers. Asset/Liability management (ALM) involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities as well as to assure adequate liquidity. The Company's ALM committee monitors funds available from a number of sources to meet its objectives. The primary source of liquidity for the banks, in addition to loan repayments, is their debt securities portfolios. Debt securities classified as held for sale are those that the Company intends to use as part of its asset/liability management and that may be sold prior to maturity in response to changes in interest rates, resultant prepayment risks and other factors. The Company's access to the retail deposit market through individual banks locations in ten different counties has been a reliable source of funds. Additional funds for liquidity are available by borrowing Federal funds from correspondent banks, Federal Home Loan Bank borrowings and brokered deposits. Various types of analyses are performed to ensure adequate liquidity, and to evaluate the desirability of the relative interest rate sensitivity of assets and liabilities.

As is typical for most financial institutions, the Company's cash flows provided by financing activities generally greatly exceed cash flows from operations and are used to fund investing activities. Area deposit growth is no longer the principal source of cash flows provided by financing activities. During 1994 and 1993, due to strong loan demand coupled with a low interest-rate environment, which hinders area deposit growth, financing activities funding was derived from increased levels of brokered deposits, Federal funds purchased and other short-term borrowings. Debt securities held for sale totaling $11.9 million and $21.9 million in 1994 and 1993, respectively, were sold to adjust repricing characteristics as determined to be desirable by the ALM Committee. Management considers current liquidity positions of the subsidiary banks to be adequate to meet depositor and borrower needs.

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks. The Company expects a greater amount of assets will reprice than liabilities in the first six months of 1995. This position is subject to change in response to the dynamics of the Company's balance sheet and general market conditions. Rising interest rates are likely to increase net interest income in a positive gap position (greater amount of repricing assets than liabilities) and falling rates would likely decrease net interest income.


INDUSTRY DEVELOPMENTS
On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Branching Act") was enacted. Under the Branching Act, beginning September 29, 1995, adequately capitalized and adequately managed bank holding companies will be allowed to acquire banks across state line, without regard to whether the transaction is prohibited by state law; however, they will be required to maintain the acquired institutions as separately chartered institutions. Any state law relating to the minimum age of target banks (not to exceed five years) will be preserved. Under the Branching Act, the Federal Reserve Board will not be permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The Federal Reserve Board could approve an acquisition, notwithstandig the 30% limit, if the state waives the limit either by statute, regulation or order of the appropriate state official.

In addition, under the Branching Act beginning on June 1, 1997, banks will be permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have estabished or acquired branches under applicable Federal or state law.

Under the Branching Act, states may adopt legislation permitting interstate mergers before June 1, 1997. In contrast, states may adopt legislation before June 1, 1997, subject to certain conditions, opting-out of interstate branching. If a state opts-out of interstate branching, no out-of-state bank may establish a branch in that state through an acquisition or de novo, and a bank whose home state opts-out may not participate in an interstate merger transaction.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report
_______________________________________________________________________________

The Board of Directors and Stockholders
Peoples First Corporation

We have audited the accompanying consolidated balance sheets of Peoples First Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples First Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

St. Louis, Missouri
January 27, 1995

                                                       December 31, December 31,
CONSOLIDATED BALANCE SHEETS                                   1994         1993
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                                    $39,333      $42,591
Short-term investments                                           0        3,100
Debt securities held for sale                              121,172      118,820
Debt securities held for investment                        203,844      249,838
Loans                                                      805,947      704,037
Allowance for loan losses                                  (12,188)     (10,715)
                                                         ---------    ---------
Loans, net                                                 793,759      693,322
Excess of cost over net assets
 of purchased subsidiaries                                  10,077       10,907
Premises and equipment                                      16,980       16,698
Other assets                                                25,391       21,230
                                                         ---------    ---------
                                                        $1,210,556   $1,156,506
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                                          $87,985      $86,250
  Interest-bearing transaction accounts                    243,910      238,760
  Savings deposits                                          98,571      107,058
  Time deposits                                            568,117      560,828
                                                         ---------    ---------
                                                           998,583      992,896
Federal funds purchased                                     41,500       12,600
Other short-term borrowings                                 43,067       19,902
Long-term borrowings                                         9,536       16,555
Other liabilities                                            7,607        8,182
                                                         ---------    ---------
     Total liabilities                                   1,100,293    1,050,135

Stockholders' Equity
  Common stock                                               6,422        6,381
  Surplus                                                   34,859       33,862
  Retained earnings                                         73,739       64,416
  Unrealized net gain (loss) on
   securities held for sale                                 (4,624)       1,870
  Debt on ESOP shares                                         (133)        (158)
                                                         ---------    ---------
                                                           110,263      106,371
                                                         ---------    ---------
                                                        $1,210,556   $1,156,506
                                                         =========    =========

Fair value of debt securities held for investment         $200,092     $259,760
Common shares issued and outstanding                         8,220        8,168


See accompanying notes to consolidated financial statements.                 30






                                                     Year Ended December 31,
CONSOLIDATED STATEMENTS OF INCOME                1994         1993         1992
_______________________________________________________________________________
(in thousands except per share data)

INTEREST INCOME
Interest on short-term investments               $169         $336         $781
Taxable interest on securities                 17,017       19,664       21,528
Nontaxable interest on securities               4,305        4,413        3,881
Interest and fees on loans                     62,846       56,492       53,776
                                               ------       ------       ------
                                               84,337       80,905       79,966
INTEREST EXPENSE
Interest on deposits                           35,710       35,761       41,160
Other interest expense                          3,145        2,236        1,608
                                               ------       ------       ------
                                               38,855       37,997       42,768
                                               ------       ------       ------
Net Interest Income                            45,482       42,908       37,198
Provision for Loan Losses                       1,723        2,541        3,246
                                               ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                     43,759       40,367       33,952

Noninterest Income                              7,168        6,623        6,569
Noninterest Expense                            32,337       29,373       25,942
                                               ------       ------       ------
Income Before Income Tax Expense               18,590       17,617       14,579
Income Tax Expense                              5,465        4,807        4,074
                                               ------       ------       ------
NET INCOME                                    $13,125      $12,810      $10,505
                                               ======       ======       ======

Net Income per Common Share
 and Common Share Equivalent                    $1.56        $1.52        $1.36

Cash Dividend per Common Share                   0.45         0.40         0.36
















See accompanying notes to consolidated financial statements.                 31






                                                                                  Unrealized
                                                                                    net gain
CONSOLIDATED STATEMENTS OF CHANGES             Common                  Retained    (loss) on         ESOP
 IN STOCKHOLDERS' EQUITY                        stock      Surplus     earnings   securities         debt        Total
______________________________________________________________________________________________________________________
(in thousands, except per data)
BALANCE AT DECEMBER 31, 1991                   $5,321      $14,511      $46,793                     ($254)     $66,371
Net income                                                               10,505                                 10,505
Cash dividends declared
  Common ($0.36 per share)                                               (1,980)                                (1,980)
  By pooled company prior to merger                                        (469)                                  (469)
Stock issued pursuant to shareholder
 and employee plans                                71          897                                                 968
Reduction of ESOP debt                                                                                 51           51
Stock issued in acquisition                       951       17,307                                              18,258
                                               ------       ------       ------       ------       ------      -------
BALANCE AT DECEMBER 31, 1992                    6,343       32,715       54,849                      (203)      93,704
Net income                                                               12,810                                 12,810
Cash dividends declared
  Common ($0.40 per share)                                               (2,452)                                (2,452)
  By pooled companies prior to merger                                      (791)                                  (791)
Stock issued pursuant to shareholder
 and employee plans                                38        1,147                                               1,185
Reduction of ESOP debt                                                                                 45           45
Adjustment of securities held for
 sale to fair value                                                                    1,870                     1,870
                                               ------       ------       ------       ------       ------      -------
BALANCE AT DECEMBER 31, 1993                    6,381       33,862       64,416        1,870         (158)     106,371
Net income                                                               13,125                                 13,125
Net income for period attributable to
 change in fiscal year of subsidiary                                        335                                    335
Cash dividends declared
  Common ($0.45 per share)                                               (3,231)                                (3,231)
  By pooled companies prior to merger                                      (906)                                  (906)
Stock issued pursuant to shareholder
 and employee plans                                41          997                                               1,038
Reduction of ESOP debt                                                                                 25           25
Change in unrealized net gain
 (loss) on securities held for sale                                                   (6,494)                   (6,494)
                                               ------       ------       ------       ------       ------      -------
BALANCE AT DECEMBER 31, 1994                   $6,422      $34,859      $73,739      ($4,624)       ($133)    $110,263
                                                =====       ======       ======       ======       ======      =======









See accompanying notes to consolidated financial statements.                 32




                                                                  Year Ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1994         1993         1992
____________________________________________________________________________________________
(in thousands)
OPERATING ACTIVITIES
Net income                                                 $13,125      $12,810      $10,505
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            2,557        2,337        1,861
    Net (discount accretion) premium
     amortization                                            1,372        2,352        1,857
    Provision for loan losses                                1,723        2,541        3,246
    Net (increase) decrease in loans
     held for sale                                             348          737       (1,241)
    Provision for deferred income taxes                       (932)      (1,312)        (928)
    Other, net                                                 247        1,489         (402)
                                                            ------       ------       ------
Net Cash Provided by Operating
  Activities                                                18,440       20,954       14,898

INVESTING ACTIVITIES
Net decrease in short-term investments                       3,100       12,425        8,425
Proceeds from sales of debt securities
  held for sale                                             11,885       21,897       47,546
Proceeds from maturities of debt
  securities held for sale                                  14,100        2,950        2,950
Proceeds from maturities of debt
  securities held for investment                            35,853       51,836       65,660
Principal collected on mortgage-backed
  securities held for sale                                  22,686       17,537       13,582
Principal collected on mortgage-backed
  securities held for investment                            21,514       30,218       18,440
Purchase of debt securities held for sale                  (38,289)     (40,432)     (36,251)
Purchase of debt securities
  held for investment                                      (35,448)     (64,185)    (131,456)
Net increase in loans                                     (102,714)     (80,647)     (27,915)
Purchases of premises and equipment                         (2,018)      (1,661)      (1,168)
Net cash paid for acquisition
  of subsidiary                                                 --           --       (7,454)
                                                            ------       ------       ------
Net Cash Used by Investing Activities                      (69,331)     (50,062)     (47,641)










See accompanying notes to consolidated financial statements.                 33




CONSOLIDATED STATEMENTS OF                                        Year Ended December 31,
 CASH FLOWS - CONTINUED                                       1994         1993         1992
____________________________________________________________________________________________
(in thousands)
FINANCING ACTIVITIES
Net increase in deposits                                    $5,687      $15,967      $37,559
Net increase in Federal funds purchased                     28,900       12,600            0
Net increase (decrease) in other
  short-term borrowings                                     23,165          291       (6,816)
Proceeds from long-term borrowings                           5,177        9,692        6,504
Repayments of long-term borrowings                         (12,196)      (9,255)        (811)
Proceeds from issuance of common stock                         495          661          522
Cash dividends paid                                         (3,595)      (2,805)      (2,102)
                                                            ------       ------       ------
Net Cash Provided by Financing Activities                   47,633       27,151       34,856
                                                            ------       ------       ------
Cash and Cash Equivalents
  Increase (Decrease)                                       (3,258)      (1,957)       2,113
  Beginning of Year                                         42,591       44,548       42,435
                                                            ------       ------       ------
  End of Year                                              $39,333      $42,591      $44,548
                                                            ======       ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $38,409      $38,435      $43,801
Cash paid for income tax                                     6,556        6,508        4,611

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred
  from loans, net                                               84          544          101
Dividends reinvested                                           542          438          347
Notes payable issued in acquisition
  of subsidiary                                                 --           --       10,025
Common stock issued in purchase
  acquisition of subsidiary                                     --           --       18,258
















See accompanying notes to consolidated financial statements.                 34




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Peoples First Corporation (Company) through its subsidiaries, Peoples First National Bank and Trust Company, First Kentucky Federal Savings Bank and Liberty Bank and Trust, provides a full range of banking services to individual and corporate customers in the western Kentucky and contiguous interstate area. The Company and the subsidiary banks are subject to the regulations of various Federal and state agencies and undergo periodic examination by regulators.

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

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior period financial statements are also restated to include the accounts of companies which are acquired and accounted for as pooling of interests. Results of operations of companies which are acquired and subject to purchase accounting are included from the dates of acquisition. In accordance with the purchase method of accounting, the assets and liabilities of purchased companies are stated at fair values, less accumulated amortization and depreciation since the date of acquisition. The excess of cost over fair value of the net assets acquired is being amortized on the straight-line method over a fifteen-year period.

SECURITIES HELD FOR SALE AND INVESTMENT
At acquisition, securities are classified into one of three categories: trading, held for sale or investment. Transfers of debt securities between categories are recorded at fair value at the date of transfer. Unrealized gains or losses associated with transfers of debt securities from the investment to the held for sale category are recorded and maintained as a separate component of stock-holders' equity. The unrealized gains or losses included as a separate component of stockholders' equity for debt securities transferred to the investment from the held for sale category are maintained and amortized into earnings over the remaining life of the debt securities as an adjustment to yield in a manner consistent with the amortization or accretion of premiums or discounts on the associated securities.

Trading securities are bought and held principally with the intention of selling them in the near term. The Company currently has no trading securities. Securities that are being held for indefinite periods of time, including secur-ities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepay-ment risk, to meet liquidity needs, the need to increase regulatory capital or other similar factors, are classified as securities held for sale and are stated at fair value. Fair value is based on market prices quoted in financial publi-cations or other independent sources. Net unrealized gains or losses are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders' equity until realized. Securities for which the Company has the ability and positive intent to hold until maturity are classified as investment securities and are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on the level-yield method.

Realized gains or losses on securities held for sale or investment are accounted for using the specific security. Mortgage-backed securities represent a significant portion of the security portfolios. Amortization of premiums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment rates, both historical and estimated, using a method which approximates the level-yield method.

During October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" (FAS 119). FAS 119, which is effective for 1994 financial statements, requires disclosure about amounts, nature, and terms of derivative financial instruments. The Company does not hold any derivative financial instruments contemplated by FAS 119. The Company does not issue any derivative financial instruments as defined by FAS 119, except for commitments for traditional banking products such as fixed rate loan commitments, variable rate loans with lagging interest rate adjustments or interest rate caps or floors. The average value of these instruments during the past three years was small, except for variable rate loans which normally reprice in conjunction with repricing funding with the net effect recorded in net interest income.

LOANS RECEIVABLE
Loans receivable held for investment are carried at cost, as the Company has the ability and it is management's intention to hold them to maturity. Interest on commercial and real estate mortgage loans is accrued if deemed collectible and credited to income based upon the principal amount outstanding. Consumer installment loans are generally made on a discount basis. The unearned discount attributable to these loans is credited to income using a method which approxi-mates the level yield method. Mortgage loans originated principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association (FNMA) and held for sale are carried at the lower of cost or market value.

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

ALLOWANCE FOR LOAN LOSSES
The allowance is increased by provisions for loan losses charged to operations and is maintained at a level adequate to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend and off-balance sheet credit instruments. At the end of each quarter, or more frequently if warranted, management uses a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach provides for general and specific allowances and is based upon current economic conditions, past losses, collection experience, risk characteristics of the loan portfolio, assessment of collateral values and such other factors which in management's judgement deserve current recognition in estimating potential loan losses.

During May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114), and during October 1994, issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures" (FAS 118). These financial accounting standards are effective for fiscal years beginning after December 15, 1994. FAS 114, as amended by FAS 118 requires that impaired loans subject to the statements be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Management believes there will be no financial impact of the adoption of FAS 114 and FAS 118 in the first quarter of 1995.

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

INCOME TAXES
Income tax expense is reported as the total of current income taxes payable and the net change in deferred income taxes payable provided for temporary differences. Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Deferred income taxes are recorded at the statutory Federal rates in effect at the time that the temporary differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based upon management's judgment of available evidence, are not expected to be realized. The significant components of deferred tax assets and liabilities are principally related to unrealized net gain or loss on securities, provisions for loan losses, amortization of premiums on debt securities, depreciation and deferred compensation. The Company files a consolidated Federal income tax return which includes all of its subsidiaries. Income tax expense is allocated among the parent company and its subsidiaries as if each had filed a separate tax return.

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT
Net income per common share and common share equivalent is determined by divid-ing net income by the weighted average number of common shares actually out-standing and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for 1994, 1993 and 1992 were 8,437,240, 8,454,583 and 7,803,457, respectively.
Common stock equivalents have no material dilutive effect.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks to be cash equivalents.

RECLASSIFICATIONS
Certain amounts in the 1993 and 1992 consolidated financial statements have been reclassified to conform with the 1994 presentation.

2.  BUSINESS COMBINATIONS
During the three year period ended December 31, 1994, the Company was a party to three business combinations.

On October 7, 1994, the Company consummated the acquisition of Libsab Bancorp, Inc. (Libsab) and Liberty Bank and Trust, a wholly-owned subsidiary of Libsab. The Company acquired all of the outstanding shares of Libsab in exchange for 1,077,853 shares of Peoples First Corporation common stock. Libsab's three locations are part of the market area served by the Company's other subsidiary banks. At December 31, 1994, Libsab had total assets of approximately $143.5 million.

On March 10, 1994, the Company consummated the acquisition of First Kentucky Bancorp, Inc. (First Kentucky) and First Kentucky Federal Savings Bank, a wholly-owned subsidiary of First Kentucky. The Company acquired all of the outstanding shares of First Kentucky in exchange for 929,794 shares of Peoples First Corporation common stock. First Kentucky's six locations are immediately east of the market area served by the Company's other subsidiary banks. The preacquisition year end for First Kentucky was September 30. The Consolidated Financial Statements for December 31, 1993 and 1992 include the accounts of First Kentucky for the twelve months ended the previous September 30, for the respective years. For the year ended December 31, 1994, consolidated retained earnings were increased $334,814 due to the change in First Kentucky's year end to December 31. For the three months ended December 31, 1993, First Kentucky had revenues of $3.0 million, expenses of $2.7 million and net income of $334,814. At December 31, 1994, First Kentucky had total assets of approxi-mately $173.6 million.

The two aforementioned acquisitions have been accounted for as pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated.

The following table shows the results of operations of the previously separate entities for the periods prior to combination:
                                                             First
Results of Operations            Company       Libsab     Kentucky     Combined
_______________________________________________________________________________
(in thousands)

1993 Total revenue               $37,586       $5,911       $6,034      $49,531
     Net income                    9,534        1,520        1,756       12,810
1992 Total revenue                32,291        5,826        5,650       43,767
     Net income                    7,569        1,643        1,293       10,505

Merger expenses of approximately $561,000 and $145,000 related to the above acquisitions were charged to expense during 1994 and 1993, respectively. The after-tax impact of these expenses on earnings per share was $0.07 and $0.02 for 1994 and 1993, respectively.

On May 4, 1992, the Company consummated the acquisition of an additional banking organization, Bank of Murray. The purchase price of approximately $42.4 million consisted of 1,217,246 shares of the Company's common stock, $10.0 million of subordinated two-year notes with an interest rate of 7.25% and $14.1 million in cash. The transaction was accounted for using the purchase method of accounting. The results of operations of Bank of Murray are included in the accompanying consolidated financial statements subsequent to the acquisition date and the excess of cost over fair value of the net assets acquired, $11.9 million, is being amortized over fifteen years on a straight-line basis. At December 31, 1991, Bank of Murray had total assets of approximately $229.7 million. During 1994, Bank of Murray was merged into Peoples First National Bank and Trust Company. The following table presents unaudited pro forma results of operations for the year ended December 31, 1992 assuming the purchase of Bank of Murray had taken place on January 1, 1992:

Pro Forma Statement of Income (unaudited)
Year Ended December 31, 1992
__________________________________________________________________
(in thousands, except per share data)

Interest income                                            $85,457
Interest expense                                            46,247
                                                            ------
Net interest income                                         39,210
Provision for loan losses                                    3,719
                                                            ------
Net interest income after
 provision for loan losses                                  35,491
Noninterest income                                           6,767
Noninterest expense                                         28,232
                                                            ------
Income before income tax expense                            14,026
Income tax expense                                           3,962
                                                            ------
Net income                                                 $10,064
                                                            ======
Net income per common share
  and common share equivalent                                $1.26

The pro forma information is not necessarily indicative of the actual results of operations which would have occurred had the acquisition of Bank of Murray been consummated as of January 1, 1992, nor is it necessarily indicative of future operating results.

3.  CASH AND DUE FROM BANKS
The Company's bank subsidiaries are required to maintain certain reserve balances in accordance with Federal Reserve Board requirements. The reserve balances maintained in accordance with such requirements as of December 31, 1994 and 1993 were $8.2 million and $7.9 million, respectively.

4. DEBT SECURITIES HELD FOR SALE AND DEBT SECURITIES HELD FOR INVESTMENT The amortized cost and fair value of debt securities held for sale as of December 31, 1994 and 1993 are summarized as follows:

Debt Securities                                 Gross        Gross
  Held For Sale                Amortized   unrealized   unrealized         Fair
December 31, 1994                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $58,813           $0      ($3,321)     $55,492
Mortgage-backed securities        69,304           39       (3,663)      65,680
                                 -------      -------      -------      -------
                                $128,117          $39      ($6,984)    $121,172
                                 =======      =======      =======      =======

Debt Securities                                 Gross        Gross
  Held For Sale                Amortized   unrealized   unrealized         Fair
December 31, 1993                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $32,915       $1,801          ($1)     $34,715
Mortgage-backed securities        81,404        1,193         (220)      82,377
Other                              1,669           59            0        1,728
                                 -------      -------      -------      -------
                                $115,988       $3,053        ($221)    $118,820
                                 =======      =======      =======      =======

The amortized cost and fair value of debt securities held for investment as of December 31, 1994 and 1993 are summarized as follows:

Debt Securities                                 Gross        Gross
  Held for Investment          Amortized   unrealized   unrealized         Fair
December 31, 1994                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $45,709           $3        ($539)     $45,173
Mortgage-backed securities        87,803           33       (3,480)      84,356
State and political
 subdivisions                     67,333        1,579       (1,329)      67,583
Other                              2,999            3          (22)       2,980
                                 -------      -------      -------      -------
                                $203,844       $1,618      ($5,370)    $200,092
                                 =======      =======      =======      =======

Debt Securities                                 Gross        Gross
  Held for Investment          Amortized   unrealized   unrealized         Fair
December 31, 1993                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $74,929       $1,908          ($1)     $76,836
Mortgage-backed securities        97,082        2,148          (62)      99,168
State and political
 subdivisions                     73,771        5,858          (31)      79,598
Other                              4,056          102            0        4,158
                                 -------      -------      -------      -------
                                $249,838      $10,016         ($94)    $259,760
                                 =======      =======      =======      =======

Proceeds from sales of debt securities during 1994, 1993 and 1992 were $11,885,303, $21,897,188 and $47,545,840, respectively. Gross gains of $62,309,
$252,056 and $1,041,127 were realized on those sales during 1994, 1993 and 1992, respectively, and gross losses of $0, $21,414 and $48,475 were realized on those sales during 1994, 1993 and 1992, respectively.

The amortized cost, estimated fair value and the weighted average yield of securities held for sale and investment at December 31, 1994, by contractual maturity, are shown below. Actual maturities will differ from the depicted maturities because of the borrowers' right to call or prepay obligations with or without prepayment penalties. Contractual maturities are not meaningful for mortgage-backed securities, which are particularly exposed to prepayments. Management evaluates, on an on-going basis, the potential maturities for asset/liability purposes. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Securities Held for Sale Portfolio                                     Weighted
  Maturity Distribution                     Amortized         Fair      average
December 31, 1994                                cost        value        yield
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies
  1 year or less                               $2,017       $2,003         5.61%
  Over 1 through 5 years                       42,877       40,600         5.65
  Over 5 through 10 years                      12,919       11,944         6.84
  Over 10 years                                 1,000          945         7.65
Mortgage-backed securities                     69,304       65,680         6.33
                                              -------      -------
                                             $128,117     $121,172         6.15%
                                              =======      =======

Securities Held for Investment Portfolio                               Weighted
  Maturity Distribution                     Amortized         Fair      average
December 31, 1994                                cost        value        yield
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies
  1 year or less                              $22,517      $22,452         7.13%
  Over 1 through 5 years                       23,193       22,722         6.36
  Over 5 through 10 years                          --           --           --
  Over 10 years                                    --           --           --
Mortgage-backed securities                     87,803       84,356         6.54
State and political sudivisions
  1 year or less                                4,257        4,293         6.40
  Over 1 through 5 years                       17,733       18,171         6.35
  Over 5 through 10 years                      25,059       25,787         6.49
  Over 10 years                                20,283       19,331         5.88
Other
  1 year or less                                2,499        2,477         5.56
  Over 1 through 5 years                          465          468         8.49
  Over 5 through 10 years                          35           35         7.50
  Over 10 years                                    --           --           --
                                              -------      -------
                                             $203,844     $200,092         6.48%
                                              =======      =======

At December 31, 1994 and 1993, debt securities with carrying values of approxi-mately $135.4 million and $110.6 million respectively, were pledged to secure repurchase agreements, public and trust deposits and for other purposes as required by law.


5.  LOANS
The Company's lending activities are concentrated primarily in the contiguous interstate area of western Kentucky, southern Illinois, northwestern Tennessee and southeastern Missouri. The loan portfolio is well diversified and consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1994 and 1993, total loans to any group of customers engaged in similar activities and having similar economic character-istics, as defined by standard industrial classifications, did not exceed 10% of total loans, although the geographical concentration is a necessary factor for regional banks.

Major classification of loans are as follows:

December 31,                                                  1994         1993
_______________________________________________________________________________
(in thousands)

Commercial, financial and agricultural                    $111,929     $118,906
Real estate
  Construction                                              19,421       12,255
  Residential mortgage                                     318,551      269,265
  Commercial mortgage                                      139,629      127,666
Consumer, net of unearned income of $11,340 and
 $11,026 at December 31, 1994 and 1993                     214,309      173,191
Loans held for sale                                            156          504
Other                                                        1,952        2,250
                                                           -------      -------
                                                          $805,947     $704,037
                                                           =======      =======

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

Nonaccrual and renegotiated loans totaled $3.3 million and $3.8 million at December 31, 1994 and 1993, respectively.


Allowance for Loan Losses
Year Ended December 31,                          1994         1993         1992
_______________________________________________________________________________
(in thousands)

Balance at beginning of year                  $10,715       $8,606       $6,420
Balance of purchased subsidiary
 bank at acquisition                               --           --        1,485
Provision charged to expense                    1,723        2,541        3,246
Loans charged off                                (686)      (1,044)      (2,907)
Recoveries of loans
 previously charged off                           436          612          362
                                               ------       ------       ------
Net loans charged off                            (250)        (432)      (2,545)
                                               ------       ------       ------
Balance at end of year                        $12,188      $10,715       $8,606
                                               ======       ======       ======

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

Loans to Officers and Directors
Year Ended December 31,                                       1994         1993
_______________________________________________________________________________
(in thousands)

Balance at beginning of year                               $20,663      $15,849
Additions                                                    4,230        6,050
Repayments                                                  (1,087)      (1,236)
Changes in officer and director status                     (11,981)          --
                                                            ------       ------
Balance at end of year                                     $11,825      $20,663
                                                            ======       ======

6.  PREMISES AND EQUIPMENT
A summary of premises and equipment is as follows:

December 31,                                                  1994         1993
_______________________________________________________________________________
(in thousands)

Land                                                        $2,264       $2,195
Buildings                                                   17,502       17,209
Equipment                                                   11,157        9,719
Leasehold improvements                                       1,084          957
Construction in progress                                       156          296
                                                            ------       ------
                                                            32,163       30,376
Accumulated depreciation                                   (15,183)     (13,678)
                                                            ------       ------
                                                           $16,980      $16,698
                                                            ======       ======

The amount of depreciation and amortization related to premises and equipment that was charged to operating expenses in 1994, 1993 and 1992 was $1,650,659, $1,426,263 and $1,192,999, respectively.

7.  SHORT-TERM BORROWINGS
Federal funds purchased and repurchase agreements generally represent borrowings with overnight maturities as do certain short-term advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Information pertaining to the subsidiary banks' short-term borrowings is summarized below:

Short-term Borrowings                            1994         1993         1992
_______________________________________________________________________________
(in thousands)

Federal funds purchased
  Average balance                             $21,171      $10,980         $331
  Year end balance                             41,500       12,600            0
  Highest month-end balance                    41,500       23,700        2,500
  Average interest rate                          4.63%        3.23%        3.87%
  Year end interest rate                         6.12%        3.30%          --
Repurchase agreements
  Average balance                              22,702       20,781       23,843
  Year end balance                             21,567       19,902       19,606
  Highest month-end balance                    24,090       22,883       28,909
  Average interest rate                          3.50%        3.23%        3.92%
  Year end interest rate                         4.08%        3.27%        3.27%
Short-term FHLB advances
  Average balance                               7,581            0            0
  Year end balance                             21,500            0            0
  Highest month-end balance                    21,500            0            0
  Average interest rate                          5.18%          --           --
  Year end interest rate                         6.16%          --           --


At December 31, 1994, the subsidiary banks had total lines-of-credit for Federal funds purchased of $60.0 million for funding from unaffiliated banks, of which $18.5 million was undrawn and available.

8.  LONG-TERM BORROWINGS
Information pertaining to long-term borrowings is summarized below:

December 31,                                     1994         1993
__________________________________________________________________
(in thousands)

Parent Company
  Bank loan for subsidiary acquisition         $1,530       $4,577
  Subordinated notes                                0        5,012
Subsidiaries
  Federal Home Loan Bank advances               7,873        6,808
  Employee Stock Ownership Plan debt              133          158
                                               ------       ------
                                               $9,536      $16,555
                                               ======       ======

In May 1993, the Company obtained a $10,200,000 loan commitment from a regional bank, which was used to retire short-term notes and other bank debt originally used in the acquisition of a subsidiary bank. Interest is payable quarterly at the lender's prime rate which can be adjusted daily (8.50% at December 31, 1994 and 6.00% at December 31, 1993). The note provides for quarterly principal payments of $261,604 and a final maturity in May 2004. The note agreement contains various financial covenants pertaining to levels of net worth and indebtedness. The Company was in compliance with all such covenants at December 31, 1994.

The Company issued unsecured, subordinated, two-year notes on May 4, 1992 in connection with an acquisition of a subsidiary bank. The notes provided for quarterly interest payments at the annual rate of 7.25%.

The banking subsidiaries obtain various short-term and long-term advances from the FHLB under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the banks to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Of the long-term advances at December 31, 1994, none were at variable interest rates and $7.9 million were at fixed interest rates ranging from 5.55% to 8.10%. FHLB advances are collateralized by the subsidiary banks' FHLB stock they are required to own and certain single-family first mortgage loans in the approximate amount of $231.4 million at December 31, 1994. As members of the FHLB system, the Company's subsidiary banks must hold a minimum of FHLB stock equal to one percent of home mortgage related assets. Additional FHLB stock ownership is required as the level of advances increase. The subsidiary banks are in compliance with the FHLB stock ownership requirements with a total required investment of $5.2 million at December 31, 1994. The long-term advances provide for scheduled monthly payments but may be prepaid at the option of the subsidiary banks with the payment of a premium.

One of the Company's subsidiaries is obligated to pay, through annual contri-butions and dividends to their Employee Stock Ownership Plan, a note payable to a regional financial institution. An original amount of $253,570 was borrowed in May, 1991. The loan is secured by the pledge of certain shares of the subsidiary stock. Interest is payable quarterly at the lender's prime rate less 0.50% which can be adjusted daily (9.50% at December 31, 1994 and 7.00% at December 31, 1993). The note provides for annual principal payments of $25,357 and a final maturity in May, 2001.

Annual minimum principal repayment requirements for long-term borrowings for the years 1995 through 1999 are $1,432,693, $874,882, $414,356, $439,319 and
$460,912, respectively.

9.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These off-balance-sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and standby letters of credit are subject to the same underwriting and collater-alizing standards as on-balance-sheet items.

Contractual commitments to extend credit and standby letters of credit at December 31, 1994 and 1993 are summarized as follows:

Financial Instruments with
  Off-Balance-Sheet Risk
December 31,                                                  1994         1993
_______________________________________________________________________________
(in thousands)

Contractual commitments to extend credit                  $101,132      $83,581
Standby letters of credit                                    4,183        3,607

Fixed-rate loan commitments, as defined in FAS 119, are considered derivative financial instruments. Of the total commitments to extend credit at December 31, 1994, none represent fixed-rate loan commitments.

10.  EMPLOYEE BENEFITS
The Company maintains two noncontributory Employee Stock Ownership Plans (ESOP) and an employer matching 401(k) Plan. The plans cover substantially all of the Company's employees.

Employer contributions to the ESOPs are determined annually by the Company's board of directors and were $201,696, $208,983 and $188,102 for the years ended 1994, 1993 and 1992, respectively. The ESOP's investments include 255,191 and 268,080 shares of the Company's common stock at December 31, 1994 and 1993, respectively.

During November 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6), which is effective for fiscal years beginning after December 15, 1993. SOP 93-6 replaced previous accounting guidance and provided changes for certain leveraged employee stock ownership plan. There was no impact of SOP 93-6 on the Company's financial condition or results of operations.

Under the 401(k) Plan, participants may voluntarily contribute a percentage of their salary through payroll deductions. The Company is currently committed to make contributions to the 401(k) Plan annually in an amount equal to 100% of the first 3% contribution of each participant's base salary. For the years ended December 31, 1994, 1993 and 1992, the Company's required matching contribution amounted to $225,583, $184,472 and $148,665, respectively. Employees have four investment options in which their contributions may be invested.
                                                                             48






The terms of the acquisitions, as described in Note 2., provided for the termi-nation of the defined benefit retirement plans of Liberty Bank & Trust (Liberty), First Kentucky Federal Savings Bank (First Federal) and Bank of Murray as soon as reasonably practicable. Liberty's and First Federal's defined benefit retirement plans will be terminated. Liberty's employees will become eligible to participate in the Company's ESOP and 401(k) plans during 1995. First Federal's employees remain covered by a previously existing ESOP and became eligible to participate in the Company's 401(k) plan during 1994. The respective fair value of defined benefit retirement plan assets will be distributed to Liberty's and First Federal's employees as soon as Internal Revenue and Department of Labor requirements are met. The plan terminations should have no material financial effect on the Company. Bank of Murray's defined benefit plan was terminated and their employees became eligible to participate in the Company's ESOP and 401(k) plans during 1992. The fair value of Bank of Murray's defined benefit plan assets, which were distributed to plan participants in 1993, exceeded the actuarial present value of all accrued benefits. The plan termination had no financial effect on the Company.

Post retirement benefits other than pensions are not provided for the Company's employees. Eligible retired employees may for a period of time maintain certain health care benefits through policies of the Company at the employee's expense. There was no cost for employee benefits for retired employees in 1994, 1993 and 1992.

11.  STOCKHOLDERS' EQUITY

AUTHORIZED CAPITAL STOCK
The Company has six million authorized shares of no par preferred stock and thirty million authorized shares of no par, $0.7812 stated value common stock.

SHARE PURCHASE RIGHTS PLAN
In January of 1995, the Board of Directors of the Company adopted a Share Purchase Rights Plan and distributed a dividend of one Preferred Share Purchase Right (Right) for each outstanding common share of the Company and for each common share issued thereafter. The Rights are generally designed to deter coercive takeover tactics and to encourage all persons interested in acquiring control of the Company to deal with each shareholder on a fair and equal basis. Each Right trades in tandem with its respective share of common stock until the occurrence of certain events, in which case it would separate from the common stock and entitle the registered holder, subject to the terms of the Rights Agreement, to purchase certain equity securities at a price below their market value. The Company has not issued any of the authorized no par preferred stock.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
In 1987, the Board of Directors of the Company adopted the Peoples First Corporation Share Owner Dividend Reinvestment and Stock Purchase Plan (DRIP), and amended the Plan during 1994. The DRIP provides for the issuance of 1,040,000 shares of authorized but previously unissued common stock. On certain investment dates, shares may be purchased with all or a portion of reinvested dividends or with optional cash payments not to exceed $3,000. The price of shares purchased pursuant to the DRIP is the average market price reported by NASDAQ for the last five trading days of the month preceding the dividend payment month. At December 31, 1994 and 1993, 779,705 shares and 820,322 shares, were reserved for issuance under the DRIP. Shares issued under the DRIP totaled 40,617, 33,912 and 32,268 shares in 1994, 1993 and 1992, respectively.

STOCK OPTION PLAN
The Peoples First Corporation 1986 Stock Option Plan (Option Plan), as amended in 1994, authorizes the granting to key employees of the Company incentive stock options and nonqualified stock options to purchase common stock of the Company at market value at the time the options are granted. Shares sold under the Option Plan may be either unissued authorized shares or shares reacquired by the Company. Options granted are exercisable, subject to vesting and other requirements, at varying times from the first through the tenth year after the grant date. Optionees may exercise their options with cash or with shares of the Company's common stock. Outstanding stock options are considered common stock equivalents in the computation of earnings per share.

                                             -------- 1994 --------    -------- 1993 --------    -------- 1992 --------
                                                Number       Option       Number       Option       Number       Option
Stock Option Plan Activity                   of shares        price    of shares        price    of shares        price
_______________________________________________________________________________________________________________________

Outstanding at beginning of year              446,960  $5.00-$16.88     378,980  $5.00-$12.38     361,920  $5.00- $9.38
  Granted                                      90,000  19.50- 25.00      89,000  16.25- 16.88      86,300  12.38
  Exercised                                   (12,600)  5.00- 16.25     (14,620)  7.41- 12.38     (69,240)  5.00-  9.38
  Expired                                      (3,600) 16.25- 25.00      (6,400)  7.46- 12.38          --
                                              -------                   -------                   -------
Outstanding at end of year                    520,760  $5.00-$25.00     446,960  $5.00-$16.88     378,980  $5.00-$12.38
                                              =======                   =======                   =======

Exercisable at end of year                    275,552                   202,600                   156,152
Reserved for future grant                     167,409                    31,820                   114,420

RETAINED EARNINGS RESTRICTION
In connection with the Company's savings bank subsidiary conversion from mutual to stock form of ownership during 1991, the subsidiary restricted the amount of retained earnings at that date by establishing a liquidation account equal to $6,750,000 for the purpose of granting to eligible depositors a priority in the event of future liquidation. Only in such an event, an eligible depositor who continues to maintain an account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

DIVIDEND LIMITATIONS
Payment of dividends by the subsidiary banks, which is the principal source of funds for payment of dividends by the Company to its shareholders, are subject to various national and/or state regulatory restrictions. At December 31, 1994, total retained earnings of the Company's direct subsidiaries was approxi- mately $65.2 million, of which $19.2 million was available for payment of dividends without approval by the applicable regulatory authority.

CAPITAL RESTRICTIONS
Banking regulations require minimum ratios of capital to total "risk weighted" assets. The Company and its subsidiaries are required to have minimum Tier I and total capital ratios of 4.00% and 8.00%, respectively. At December 31, 1994 and 1993, the Company and its subsidiaries actual capital ratios exceeded minimum requirements.

12.  INCOME TAXES
The current and deferred portions of income tax expense were as follows:

Year Ended December 31,                          1994         1993         1992
_______________________________________________________________________________
(in thousands)

Current taxes                                  $6,397       $6,119       $5,002
Deferred taxes                                   (932)      (1,312)        (928)
                                                -----        -----        -----
Income tax expense                             $5,465       $4,807       $4,074
                                                =====        =====        =====

The Company adopted Statement of Financial Accounting Standards No. 109 as of January 1, 1992, changing the method of computing deferred taxes on a prospec-tive basis. No cumulative adjustment was required for the adoption of this statement.

The following is a reconciliation between the amount of income tax expense and the amount of tax computed by applying the statutory Federal income tax rates:

Year Ended December 31,                          1994         1993         1992
_______________________________________________________________________________
(in thousands)

Tax computed at statutory rates                $6,407       $6,020       $4,958
Increase (decrease) in taxes
  resulting from:
    Tax-exempt income                          (1,413)      (1,562)      (1,322)
    Goodwill amortization                         290          290          192
    Other, net                                    181           59          246
                                                -----        -----        -----
Income tax expense                             $5,465       $4,807       $4,074
                                                =====        =====        =====

Enacted in September, 1993, the Revenue Reconciliation Act of 1993 was a change in the tax laws that raised the Company's top income tax rate. Adjustment to the deferred tax asset required by this rate change was insignificant. Not all temporary differences are accounted for through income tax expense on the consolidated statements of income. The tax effects of temporary differences, that give rise to significant elements of the deferred tax assets and deferred tax liabilities are as follows:

December 31,                                                  1994         1993
_______________________________________________________________________________
(in thousands)

Deferred tax assets:
  Allowance for loan losses                                ($3,824)     ($2,963)
  Deferred compensation                                       (424)        (347)
  Other real estate owned                                     (171)        (107)
  Unrealized security gain (loss)                           (1,650)          --
  Other                                                       (105)        (297)
                                                             -----        -----
                                                            (6,174)      (3,714)
Deferred tax liabilities:
  Premiums on securities                                        18          196
  Discounts on securities                                       35           25
  Unrealized security gain                                      --          965
  Accrued interest income                                       93           98
  Premises and equipment                                     1,314        1,365
  Other                                                        299          197
                                                             -----        -----
                                                             1,759        2,846
                                                             -----        -----
Net deferred tax assets                                    ($4,415)       ($868)
                                                             =====        =====

Deferred tax assets have not been reduced by a valuation allowance. Based on the weight of available evidence, management believes it is more likely than not all of the deferred tax assets will be realized. Neither current or deferred taxes have been provided for approximately $2.6 million of income at December 31, 1994 and 1993 which represents allocations for bad debt deductions for tax purposes only. If the amounts that qualify for Federal income tax purposes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to Federal income tax at the then current corporate rate.

13.  SUPPLEMENTAL INCOME STATEMENT INFORMATION
Details of noninterest income and noninterest expense are as follows:

Year Ended December 31,                          1994         1993         1992
_______________________________________________________________________________
(in thousands)

Noninterest Income
Service charges on deposits                    $3,680       $3,308       $2,881
Net securities gains                               62          230          993
Trust department fees                           1,181        1,199        1,091
Insurance commissions                             470          317          291
Other income                                    1,775        1,569        1,313
                                                -----        -----        -----
                                               $7,168       $6,623       $6,569
                                                =====        =====        =====


Year Ended December 31,                          1994         1993         1992
_______________________________________________________________________________
(in thousands)

Noninterest Expense
Salaries                                      $12,370      $11,591       $9,984
Employee benefits                               2,450        2,348        2,149
Occupancy expense                               1,677        1,579        1,508
Equipment expense                               1,665        1,433        1,173
FDIC insurance expense                          2,250        2,135        1,962
Data processing expense                         2,140        1,890        1,637
Bankshare taxes                                 1,365        1,253        1,003
Goodwill amortization                             830          830          565
Other expense                                   7,590        6,314        5,961
                                               ------       ------       ------
                                              $32,337      $29,373      $25,942
                                               ======       ======       ======

14.  PARENT COMPANY FINANCIAL INFORMATION
Following are condensed balance sheets of Peoples First Corporation (parent company only) as of December 31, 1994 and 1993, and the related condensed statements of income and cash flows for the years ended 1994, 1993 and 1992:

Condensed Balance Sheets
December 31,                                     1994         1993
__________________________________________________________________
(in thousands)

ASSETS
Cash in subsidiary bank                          $492         $956
Investment in subsidiaries                    111,302      114,561
Cost in excess of net
  assets acquired                                   0          202
Other assets                                      276          558
                                              -------      -------
                                             $112,070     $116,277
                                              =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Notes payable                                  $1,530       $9,589
Other liabilities                                 277          317
                                              -------      -------
  Total liabilities                             1,807        9,906

Stockholders' equity
Common stock                                    6,422        6,381
Surplus                                        34,859       33,862
Retained earnings                              73,739       64,416
Unrealized net gain (loss) on
  securities held for sale                     (4,624)       1,870
Debt on ESOP shares                              (133)        (158)
                                              -------      -------
                                              110,263      106,371
                                              -------      -------
                                             $112,070     $116,277
                                              =======      =======

Common shares issued and outstanding            8,220        8,168

Condensed Statements of Income
Year Ended December 31,                          1994         1993         1992
_______________________________________________________________________________
(in thousands)

INCOME
Dividends from subsidiaries                   $10,878       $5,752       $3,520
Other income                                       11            7           84
                                               ------       ------       ------
                                               10,889        5,759        3,604
EXPENSE
Salaries and employee benefits                      0            0          127
Interest expense                                  385          745          578
Legal and accounting fees                         571          335          140
Other expense                                     654          450          596
                                               ------       ------       ------
                                                1,610        1,530        1,441
                                               ------       ------       ------
Income before income taxes
  and equity in undistributed
  income from subsidiaries                      9,279        4,229        2,163
Income tax benefit                                385          434          429
Income before equity in                        ------       ------       ------
  undistributed income
  of subsidiaries                               9,664        4,663        2,592
Equity in undistributed
  income of subsidiaries                        3,461        8,147        7,913
                                               ------       ------       ------
NET INCOME                                    $13,125      $12,810      $10,505
                                               ======       ======       ======

Condensed Statement of Cash Flows
Year Ended December 31,                          1994         1993         1992
_______________________________________________________________________________
(in thousands)

OPERATING ACTIVITIES
Net income                                    $13,125      $12,810      $10,505
Adjustments to reconcile net income to net
  cash provided by operating activities
    Equity in undistributed
     income of subsidiaries                    (3,461)      (8,147)      (7,913)
    Amortization and other, net                   134          (16)        (150)
Net cash provided by                           ------       ------        -----
  operating activities                          9,798        4,647        2,442

INVESTING ACTIVITIES
Cash paid for acquisition of subsidiary,
  net of dividend received                         --           --       (3,914)
                                               ------       ------    ---------
Net cash used by investing activities              --           --       (3,914)

FINANCING ACTIVITIES
Proceeds from notes payable                     3,800        6,200        2,700
Repayments of notes payable                   (11,859)      (8,712)        (623)
Issuance of common stock                          495          299          386
Cash dividends paid                            (2,698)      (2,012)      (1,633)
Net cash provided (used)                       ------       ------        -----
  by financing activities                     (10,262)      (4,225)         830

Net Increase (Decrease) in Cash                  (464)         422         (642)
  and Cash Equivalents
Cash and Cash Equivalents at
  Beginning of Year                               956          534        1,176
                                               ------       ------        -----
Cash and Cash Equivalents at End of
  Year                                           $492         $956         $534
                                               ======       ======        =====

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                   $405         $716         $551
Cash received for income taxes                   (711)        (365)        (338)

NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested                              542          438          347
Notes payable issued in purchase
  acquisition of subsidiary                        --           --       10,025
Common stock issued in purchase
  acquisition of subsidiary                        --           --       18,258

15.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
To value financial instruments for both on and off-balance sheet assets and liabilities where it is practicable to estimate that value, quoted market prices are utilized by the Company where readily available. If quoted market prices are not available, fair values are based on estimates using present value and other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

The following methods and assumptions were used in estimating the fair value for financial instruments.

CASH, DUE FROM BANKS, ACCRUED INTEREST RECEIVABLE, FEDERAL FUNDS SOLD, FEDERAL FUNDS PURCHASED, ACCRUED INTEREST PAYABLE AND SHORT-TERM BORROWINGS
The carrying amount reported for cash, due from banks, accrued interest receiv-able, Federal funds sold, Federal funds purchased, accrued interest payable and short-term borrowings approximates the fair value for those assets and liabilities.

DEBT AND EQUITY SECURITIES
For securities held both for sale and investment, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities.

LOANS RECEIVABLE
Loan balances were assigned fair values based on a discounted cash flow analysis. The discount rate is based on the treasury yield curve, with rate adjustments for credit risk, liquidity, servicing costs and the prepayment uncertainty.

DEPOSIT LIABILITIES
The fair value for demand deposits, any interest bearing deposit with no fixed maturity date or short-term repurchase agreement liabilities is considered to be equal to the amount payable on demand or maturity date at the reporting date. Time deposits are assigned fair values based on a discounted cash flow analysis using discount rates which approximate interest rates currently being offered on liabilities with comparable maturities.

LONG-TERM BORROWINGS
Long-term debt is fair valued using discounted cash flow analysis with a discount rate based on current incremental borrowing rates for similar types of arrangements.

UNRECOGNIZED FINANCIAL INSTRUMENTS
No fair value of loan commitments is presented since the Company does not generally collect fees for loan commitments. The fair value of guarantees and letters of credit is based on equivalent fees that would be charged for similar agreements and is less than $10,000 for 1994 and 1993.

The book values and estimated fair values for financial instruments as of December 31, 1994 and 1993 are reflected below.

Financial Instruments
December 31, 1994                                       Book value   Fair value
_______________________________________________________________________________
(in thousands)

Financial Assets
Cash and due from banks                                    $39,333      $39,333
Debt securities held for sale                              121,172      121,172
Debt securities held for investment                        203,844      200,092
Loans, net                                                 793,759      777,877
Equity securities                                            8,472        8,571
Accrued interest receivable                                  8,627        8,627

Financial Liabilities
Deposits                                                   998,583      996,989
Federal funds purchased                                     41,500       41,500
Other short-term borrowings                                 43,067       43,067
Long-term borrowings                                         9,536        9,536
Accrued interest payable                                     4,454        4,454


Financial Instruments
December 31, 1993                                       Book value   Fair value
_______________________________________________________________________________
(in thousands)

Financial Assets
Cash and due from banks                                    $42,591      $42,591
Federal funds sold                                           3,100        3,100
Debt securities held for sale                              118,820      118,820
Debt securities held for investment                        249,838      259,760
Loans, net                                                 693,322      706,862
Equity securities                                            6,709        6,826
Accrued interest receivable                                  8,507        8,507


Financial Liabilities
Deposits                                                   992,896      999,624
Federal funds purchased                                     12,600       12,600
Other short-term borrowings                                 19,902       19,902
Long-term borrowings                                        16,555       16,579
Accrued interest payable                                     4,049        4,049

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 1994, 1993 and 1992 and in the subsequent interim period, there has been no change in, or disagreements on accounting matters with, the Company's independent auditors.

PART III

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Information with respect to all directors and all persons nominated to become directors of the registrant appearing in the table and footnotes on pages 3 through 6 and the first narrative paragraph on page 8 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 10, 1995, is incorporated herein by reference.

The following table provides information as of December 31, 1994, with respect to the executive officers of the registrant:

                                                                      Shares of
                                                                   common stock
Executive Officers                                     Officer     beneficially
Name and age             Principal positions             since            owned
_______________________________________________________________________________

Aubrey W. Lippert,       Chairman of the Board,           1983       173,976(1)
age 54                   President and Chief
                         Executive of the registrant;
                         Chairman of the Board and
                         Chief Executive Officer,
                         Peoples Bank

Steve Kight,             Vice President of the regis-     1983        97,568(2)
age 43                   trant; formerly Director,
                         President and Chief Operating
                         Officer of Peoples Bank

Allan B. Kleet,          Chief Financial Officer,         1986        54,580(3)
age 46                   Treasurer and Director of
                         the registrant

George Shaw,             Director, President and Chief    1993         2,200(4)
age 49                   Operating Officer of Peoples
                         Bank; formerly President and
                         Chief Executive Officer of
                         Bowling Green Bank & Trust
                         Company (1982-05/93)


(1) Represents 2.1% of the class of stock. Includes 98,300 shares subject to currently exercisable stock options and 20,054 shares held in Mr. Lippert's ESOP account for which he has voting but no dispositive power.

(2) Represents 1.4% of the class of stock. Includes 15,248 shares held jointly by Mr. Kight and his wife, 76,280 shares subject to currently exercisable stock options and 6,040 shares held in Mr. Kight's ESOP account for which he has voting but no dispositive power.

(3) Represents less than 1.0% of the class of stock. Includes 637 shares held individually by Mr. Kleet's wife, 49,800 shares subject to currently exercisable stock options and 2,776 shares held in Mr. Kleet's ESOP account for which he has voting but no dispositive power.

(4) Represents less than 1.0% of the class of stock. Includes 2,000 shares subject to currently exercisable stock options

Item 11.  EXECUTIVE COMPENSATION

The information concerning compensation appearing on pages 8 through 12 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 10, 1995, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to any person who is known to the registrant to be the beneficial owner of more than five percent of any class of the registrant's voting securities appearing in the tables and footnotes on page 2 and pages 3 through 6 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 10, 1995, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the second narrative paragraph on page 8 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 10, 1995, is incorporated herein by reference.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  (1)   Financial Statements are incorporated herein by reference, and listed in Item 8 hereof.

          (2)   Financial Statement Schedules - None

          (3)   List of Exhibits filed with original:

          (3.1) Amended and Restated Articles of Incorporation of Peoples
                First Corporation.

          (3.2) Bylaws and Amendments of Peoples First Corporation are incorporated herein by reference to Exhibit 3(b) to the Registrant's Form 10-K for the year ended December 31, 1992.

          (4) May, 1992 indenture, from Peoples First Corporation to The Paducah Bank & Trust Company, relating to the 7.25% Subord-inated Short-Term Notes due 1994, is incorporated herein by reference to Exhibit 4.1 of Form S-4, registration No. 33-44235 as filed with the Securities and Exchange Commis-sion on January 8, 1992.

          (10.1)Peoples First Corporation 1986 Stock Option Plan is incorporated herein by reference to Exhibit 10 to Form 10-Q/A for the quarter ended March 31, 1994.

          (10.3)Consulting agreement between Bank of Murray and Mr. Joe
                Dick is herein incorporated by reference to Exhibit 10.1 of Form S-4, registration #33-44235 as filed with the Securities and Exchange Commission on January 8, 1992.

          (10.2)Employment agreement between First Kentucky Federal
                Savings Bank and Dennis W. Kirtley is herein incorporated by reference to Exhibit 10.1 of Form S-4, registration #33-51741 as filed with the Securities and Exchange Commission on December 29, 1993.

          (21)  Subsidiaries of Registrant.

          (23) Consent of KPMG Peat Marwick LLP, independent public accountants.

          (27)  Financial Data Schedules.

          (99)  Undertakings.

     (b)  Reports on Form 8-K

          Peoples First Corporation filed a current report on Form
          8-K dated January 18, 1995 on January 18, 1995 to report the Board of Director's declaration of a dividend of one Junior Participating Preferred Stock Purchase Right on each outstand-ing share of the Registrant's common stock.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PEOPLES FIRST CORPORATION


                              Date:  03/23/95     /s/ Aubrey W. Lippert
                                                  Aubrey W. Lippert
                                                  President and Chairman
                                                  of the Board
                                                                             62






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dated indicated.


Signature                          Title                              Date
_____________________              ______________________             ________


/s/ Aubrey W. Lippert              President and Chairman             03/23/95
Aubrey W. Lippert                  of the Board


/s/ Allan B. Kleet                 Chief Financial Officer            03/23/95
Allan B. Kleet


/s/ William R. Dibert              Director                           03/23/95
William R. Dibert


/s/ Joe Dick                       Director                           03/23/95
Joe Dick


/s/ Richard E. Fairhurst, Jr.      Director                           03/23/95
Richard E. Fairhurst, Jr.


/s/ William Rowland Hancock        Director                           03/23/95
William Rowland Hancock


/s/ Dennis W. Kirtley              Director                           03/23/95
Dennis W. Kirtley


/s/ Jerry L. Page                  Director                           03/23/95
Jerry L. Page


/s/ Rufus E. Pugh                  Director                           03/23/95
Rufus E. Pugh


/s/ Victor F. Speck, Jr.           Director                           03/23/95
Victor F. Speck, Jr.






                                                                             63






INDEX TO EXHIBITS                                                          Page
_______________________________________________________________________________

(3.1)  Amended and Restated Articles of Incorporation of Peoples
        First Corporation                                                    65

(21)   Subsidiaries of Registrant                                            76

(23)   Consent of KPMG Peat Marwick LLP, independent public
       accountants                                                           77

(27)   Financial Data Schedules                                              78

(99)   Undertakings                                                          80







































                                                                             64