Form 10-Q
period 1995-03-31
PEOPLES FIRST CORP
filed 1995-05-15
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended March 31, 1995
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of March 31, 1995: Common stock, no par value - 8,247,158 shares outstanding.















______________________________________________________________________________1








INDEX                                                                      Page
_______________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1995,
         March 31, 1994 and December 31, 1994                                 3

         Consolidated Statements of Income - Three Months
         Ended March 31, 1995 and 1994                                        4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1995 and 1994                                        5

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 2.  Changes in Securities                                               22

Item 3.  Defaults on Senior Securities                                       22

Item 4.  Submission of Matters to a Vote of Securities Holders               22

Item 5.  Other Information                                                   23

Item 6.  Exhibits and Reports on Form 8-K                                    23


         Signatures                                                          24












                                                                              2







                                                     March 31,      December 31,
CONSOLIDATED BALANCE SHEETS                      1995         1994         1994
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $41,249      $33,912      $39,333
Short-term investments                              0        2,100            0
Securities held for sale                      132,486      130,253      129,682
Securities held for investment                187,699      234,737      203,845
Loans                                         835,025      729,982      805,947
Allowance for loan losses                     (12,452)     (11,218)     (12,188)
                                            ---------    ---------    ---------
Loans, net                                    822,573      718,764      793,759
Excess of cost over net assets
 of purchased subsidiaries                      9,870       10,700       10,077
Premises and equipment                         17,203       16,491       16,980
Other assets                                   14,680       14,713       16,880
                                            ---------    ---------    ---------
                                           $1,225,760   $1,161,670   $1,210,556
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $83,743      $81,966      $87,985
  Interest-bearing transaction accounts       239,473      239,458      243,910
  Savings deposits                             88,297      110,773       98,571
  Time deposits                               608,621      560,155      568,117
                                            ---------    ---------    ---------
                                            1,020,134      992,352      998,583
Federal funds purchased                        12,100       14,800       41,500
Other short-term borrowings                    61,138       23,225       43,067
Long-term borrowings                            9,026       15,710        9,536
Other liabilities                               8,320        8,832        7,607
                                            ---------    ---------    ---------
     Total liabilities                      1,110,718    1,054,919    1,100,293

Stockholders' Equity
  Common stock                                  6,443        6,393        6,422
  Surplus                                      35,306       34,118       34,859
  Retained earnings                            75,769       66,465       73,739
  Unrealized net gain (loss) on
   securities held for sale                    (2,343)         (67)      (4,624)
  Debt on ESOP shares                            (133)        (158)        (133)
                                            ---------    ---------    ---------
                                              115,042      106,751      110,263
                                            ---------    ---------    ---------
                                           $1,225,760   $1,161,670   $1,210,556
                                            =========    =========    =========
Fair value of securities held
 for investment                              $188,285     $239,141     $200,092
Common shares issued and outstanding            8,247        8,181        8,220

See accompanying notes to consolidated financial statements.                  3






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF INCOME                             1995         1994
_______________________________________________________________________________
(in thousands, except per share data)

INTEREST INCOME
Interest on short-term investments                             $18          $95
Taxable interest on securities                               4,151        4,351
Nontaxable interest on securities                            1,030        1,113
Interest and fees on loans                                  17,911       14,357
                                                            ------       ------
                                                            23,110       19,916
INTEREST EXPENSE
Interest on deposits                                        10,535        8,336
Other interest expense                                       1,198          584
                                                            ------       ------
                                                            11,733        8,920
                                                            ------       ------
Net Interest Income                                         11,377       10,996
Provision for Loan Losses                                      443          519
                                                            ------       ------
Net Interest Income after
 Provision for Loan Losses                                  10,934       10,477

Noninterest Income                                           1,605        1,612
Noninterest Expense                                          8,314        8,011
                                                            ------       ------
Income Before Income Tax Expense                             4,225        4,078
Income Tax Expense                                           1,208        1,246
                                                            ------       ------
NET INCOME                                                  $3,017       $2,832
                                                            ======       ======

Net Income per Common Share
 and Common Share Equivalent                                 $0.36        $0.34

Cash Dividend per Common Share                               0.120        0.105

Average Common Shares and Common
 Share Equivalents Outstanding                               8,484        8,441












See accompanying notes to consolidated financial statements.                  4






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1995         1994
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                  $3,017       $2,832
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              662          593
    Net (discount accretion) premium
     amortization                                              156          539
    Provision for loan losses                                  443          519
    Net (increase) decrease in loans held for sale             (46)        (520)
    Provision for deferred income taxes                        (88)         (46)
    Other, net                                               1,721        1,835
                                                            ------       ------
Net Cash Provided by Operating Activities                    5,865        5,752

INVESTING ACTIVITIES
Net decrease in Federal funds sold                               0        1,000
Proceeds from sales of securities
  held for sale                                                  0        2,654
Proceeds from maturities of securities
  held for sale                                                  0        5,400
Proceeds from maturities of investment
  securities                                                12,525        8,528
Principal collected on mortgage-backed
  securities held for sale                                   1,387       10,092
Principal collected on mortgage-backed
  investment securities                                      3,392       15,175
Purchase of securities held for sale                          (575)     (32,725)
Purchase of investment securities                                0       (2,272)
Net increase in loans                                      (29,212)     (25,296)
Purchases of premises and equipment                           (659)        (240)
                                                            ------       ------
Net Cash Used by Investing Activities                      (13,142)     (17,684)















See accompanying notes to consolidated financial statements.                  5






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1995         1994
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                         21,550         (543)
Net increase in repurchase agreements                        4,571        3,323
Net increase (decrease) in Federal funds purchased         (29,400)       2,200
Net increase in short-term borrowings                       13,500            0
Proceeds from notes payable borrowings                         140        1,289
Repayments of notes payable                                   (650)      (2,135)
Proceeds from issuance of common stock                         315          114
Cash dividends paid                                           (833)        (995)
                                                            ------       ------
Net Cash Provided by Financing Activities                    9,193        3,253
                                                            ------       ------
Cash and Cash Equivalents
  Increase (Decrease)                                        1,916       (8,679)
  Beginning of Year                                         39,333       42,591
                                                            ------       ------
  End of Period                                            $41,249      $33,912
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $11,412       $9,003
Cash paid for income tax                                         0           86

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net               0          144
Dividends reinvested                                           154          114





















See accompanying notes to consolidated financial statements.                  6








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________


NOTE A - BASIS OF PRESENTATION
The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to the consolidated financial statements contained in the 1994 annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE B - SECURITIES HELD FOR SALE AND INVESTMENT SECURITIES
At acquisition, securities are classified into one of three categories: trading, held for sale or investment. Transfers of debt securities between categories are recorded at fair value at the date of transfer. Unrealized gains or losses associated with transfers of debt securities from the investment to the held for sale category are recorded and maintained as a separate component of stock-holders' equity. The unrealized gains or losses included as a separate component of stockholders' equity for debt securities transferred to the investment from the held for sale category are maintained and amortized into earnings over the remaining life of the debt securities as an adjustment to yield in a manner consistent with the amortization or accretion of premiums or discounts on the associated securities.

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



                                                                              7








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


NOTE C - LOAN REVENUES
Loans receivable held for investment are carried at cost, as the Company has the ability and it is management's intention to hold them to maturity. Interest on commercial and real estate mortgage loans is accrued if deemed collectible and credited to income based upon the principal amount outstanding. Consumer installment loans are generally made on a discount basis. The unearned discount attributable to these loans is credited to income using a method which approxi-mates the level yield method. Mortgage loans originated principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association (FNMA) and held for sale are carried at the lower of cost or market value.

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

NOTE D - ALLOWANCE FOR LOAN LOSSES
The allowance is increased by provisions for loan losses charged to operations and is maintained at a level adequate to absorb estimated credit losses asso-ciated with the loan portfolio, including binding commitments to lend and off-balance sheet credit instruments. At the end of each quarter, or more frequently if warranted, management uses a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Manage-ment's approach provides for general and specific allowances and is based upon current economic conditions, past losses, collection experience, risk charac-teristics of the loan portfolio, assessment of collateral values and such other factors which in management's judgement deserve current recognition in estimating potential loan losses.

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (FAS 118) effective for the year beginning January 1, 1995. As a result of applying FAS 114, as amended by FAS 118, certain impaired loans subject to the statements are reported at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. There was no financial impact of the adoption of FAS 114 and FAS 118 in the first quarter of 1995.
                                                                              8








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


The Company recognizes interest income on nonaccrual impaired loans equal to the amount of interest received in cash. All changes in the present value of estimated future cash flows are recorded as an adjustment to the allowance for loan losses and ultimately the provision for loan losses. No interest income is recognized for changes in present value attributable to the passage of time. At March 31, 1995, the total recorded investment in all impaired loans as defined in FAS 114 and the related allowance for loss, and for the three months ended March 31, 1995, the average recorded investment in impaired loans and the related amount of interest income recognized (all cash basis) are as follows:

                                Recorded    Allowance      Average     Interest
Impaired Loans                investment     for loss   investment   recognized
_______________________________________________________________________________
(in thousands)

As of and for the quarter
 ended March 31, 1995               $910         $332         $918          $19


NOTE E - NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT
Net income per common share and common share equivalent is determined by divid-ing net income by the weighted average number of common shares actually out-standing and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for the three months ended March 31, 1995 and 1994 were 8,483,531 and 8,441,251, respectively. Common stock equivalents have no material dilutive effect.

NOTE F - CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks to be cash equivalents.

NOTE G - BUSINESS COMBINATIONS
On March 10, 1994, the Company consummated the acquisition of First Kentucky Bancorp, Inc. (First Kentucky) and First Kentucky Federal Savings Bank, a wholly-owned subsidiary of First Kentucky. First Kentucky's six locations are immediately east of the market area served by the Company's other subsidiary banks, and at March 31, 1995, had total assets of approximately $177.0 million. The acquisition has been accounted for as a pooling of interest, and accordingly, the accompanying consolidated financial statements have been restated. A total of 929,794 shares of the Company's common stock was issued in this business combination.

On October 7, 1994, the Company consummated the acquisition of Libsab Bancorp, Inc. (Libsab) and Liberty Bank & Trust, a wholly-owned subsidiary of Libsab. Liberty Bank's three locations are part of the market area served by the Company's other subsidiary banks, and at March 31, 1995, had total assets of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


approximately $147.2 million. The acquisition has been accounted for as a pooling of interest, and accordingly, the accompanying consolidated financial statements have been restated. A total of 1,077,853 shares of the Company's common stock was issued in this business combination.

The following table shows the results of operations of the previously separate enterprises for the period prior to combination:

                                              Peoples       Pooled
Results of Operations                           First   affiliates     Combined
_______________________________________________________________________________
(in thousands)

1994 Three-month period
     Total revenue                            $12,357       $4,719      $17,076
     Net income                                 1,758          475        2,233


Merger expenses of approximately $314,000 related to pooling of interest acquis-itions were charged to expense during 1994. The after-tax impact of these expenses on earnings per common share and common share equivalent was $0.04.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS
_______________________________________________________________________________


Headquartered in Paducah, Kentucky, Peoples First Corporation (Company) is a multi-bank and unitary savings and loan holding company. Through 26 banking offices, the Company serves primarily the western Kentucky and contiguous interstate area. The purpose of this discussion and analysis is to provide financial statement readers with information relevant to understanding and assessing the financial condition and results of operations of Peoples First Corporation (Company).


EARNING ASSETS
Average earning assets of the Company for the first three months of 1995 in-creased 4.7%, or $51.1 million to $1,145.4 million from $1,094.3 million for the first three months of 1994. This compares to average earning asset growth of 5.3% for the first quarter of 1994 over the first quarter of 1993. A consist-ently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 95.1% and 94.4% for the first three months of 1995 and 1994, respectively.

Loans are the Company's primary earning asset. Management has focused on increasing lending activity and loan demand has been strong. Average loans for the first quarter of 1995 were 14.9% greater than average loans for the first quarter of 1994. Prior to 1993, loans had been a decreasing portion of earning assets. Average loans for the first three months of 1995 were 71.6% of total average earning assets, compared to 65.2% during the first three months of 1994. Management attributes the current reversal of the declining loan composition trend to their focus on improving the earning asset composition of all the banks, the Company's desire for promininence in area lending and a slowed growth of deposits.

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

Table 1                                              March 31,      December 31,
Types of Loans                                   1995         1994         1994
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural                           $114,517     $120,147     $111,929
Real estate
  Construction                                 15,931       11,215       19,421
  Residential mortgage                        330,385      275,721      318,551
  Commercial mortgage                         146,337      129,115      139,629
Installment loans to
  individuals                                 231,291      196,428      219,050
Consumer revolving credit                       6,903        4,667        6,599
Loans held for sale                               201        1,024          156
Other                                           1,787        2,356        1,952
                                              -------      -------      -------
                                              847,352      740,673      817,287
Unearned income                               (12,327)     (10,691)     (11,340)
                                              -------      -------      -------
                                             $835,025     $729,982     $805,947
                                              =======      =======      =======

FUNDING
Average deposits, which management relies on as a stable source of funding, of the Company for the first three months of 1995 increased 1.5%, or $15.2 million to $1,004.7 million from $989.5 million for 1994. Local markets for deposits are highly competitive. During periods of slow local deposit growth, management partially relies on brokered deposits and other short-term borrowings to fund loan growth. Brokered deposits amounted to $21.5 million, $19.2 million and $21.4 million at March 31, 1995 and 1994 and December 31, 1994, respectively. Average Federal funds purchased were $27.4 million for the first quarter of 1995, up from $14.6 million for the first quarter of 1994. Average short-term borrowings were $47.9 million for the first quarter of 1995, up from $22.8 million for the first quarter of 1994.

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


NONPERFORMING ASSETS AND RISK ELEMENTS
The level of nonperforming assets at March 31, 1995 remains relatively low, improving slightly since December 31, 1994. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 1995, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

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

Table 2                                              March 31,      December 31,
Nonperforming Assets                             1995         1994         1994
_______________________________________________________________________________
(in thousands)

Nonaccrual loans                                 $893         $868         $531
Other real estate owned                           956        2,134        1,569
Renegotiated loans                              2,718        2,971        2,741
                                                -----        -----        -----
                                               $4,567       $5,973       $4,841
                                                =====        =====        =====
Loans past due ninety days and still
 accruing interest                             $1,513         $379       $1,838

Ratios:
Nonperforming assets to total
 loans and other real estate                     0.55%        0.82%        0.60%
Allowance for loan losses to
 nonperforming assets                             273%         160%         252%


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At March 31, 1995, loans with a total principal balance of $13.9 million have been identified that may become nonperforming in the future, compared to $14.8 million at December 31, 1994. Performance of borrowers has been aided by the relatively low interest carrying costs. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

Nonperforming assets at March 31, 1995 were 0.55% of total loans and other real estate, down from 0.60% at December 31, 1994. A small number of loans and one tract of undeveloped land in Nashville, Tennessee, represent most of the nonperforming balance for the last two years.

CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. Stockholders' equity was 9.4% of assets at March 31, 1995, up from 9.2% at March 31, 1994. Exclusive of the $2.3 million decrease in the unrealized net loss on securities held for sale, net of applicable income taxes, stockholders' equity increased $2.5 million, or 8.8% (annualized), during the first three months of 1995 due to a 66.7% earnings retention rate and the sale of common stock through shareholder and employee plans ($468,171). This compares to an increase, exclusive the $1.9 million increase in the unrealized net loss on securities held for sale, net of applicable income taxes, of $2.3 million, or 9.0% (annualized), during the same 1994 period when the earnings retention rate was 69.1% and proceeds from the sale of common stock through shareholder and employee plans was $271,671.

The quarterly dividend was raised to $0.105 per share in the third quarter of 1993 and to $0.120 per share in the third quarter of 1994 in an attempt to reach a dividend payout ratio greater than 30% of earnings. A 5% stock dividend payable June 13, 1995 was declared during the second quarter. The board of directors develops and reviews the capital goals of the consolidated entity and each of the subsidiary banks. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and other prudent financial management principles.

Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At March 31, 1995, approximately $14.4 million, compared to $15.6 million at March 31, 1994, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards. Capital ratios of all of the Company's subsidiaries are in excess of applicable regulatory capital ratios. At March 31, 1995 and December 31, 1994, the Company and the banks' total capital and leverage ratios were as follows:

                                          Total                Leverage Ratio
Table 3                           Mar 31,      Dec 31,      Mar 31,      Dec 31,
Risk-Based Capital                  1995         1994         1995         1994
_______________________________________________________________________________

Company                            14.30%       14.31%        8.99%        8.82%
Peoples First National
 Bank                              13.51        13.59         9.18         9.00
Liberty Bank & Trust               16.32        15.77         9.30         9.27
First Kentucky FSB                 20.06        20.05         8.07         7.89
Regulatory minimum                  8.00         8.00         4.00         4.00

Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses and growth expectations, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums.

RESULTS OF OPERATIONS
Earnings per share for the first three months of 1995 increased 5.9% to $0.36, from $0.34 for the same 1994 period. The increase is attributable to nonre-curring acquisition costs of $0.04 per share in 1994.

Return on average stockholders' equity for the first three months of 1995 and 1994 was 10.94% and 10.78%, respectively. Return on average assets for the first three months of 1995 and 1994 was 1.02% and 0.99%, respectively.


NET INTEREST INCOME
The amount by which interest earned on assets exceeds the interest paid on sup-porting funds, constitutes the primary source of income for the Company. For the three months ended March 31, 1995, net interest income (TE) increased 2.6%, or $0.3 million to $11.9 million as compared to $11.6 million for the three months ended March 31, 1994. All of 1995's increase is attributable to growth of average earning assets. A small amount of 1994's increase was attributable to improved margins.

Although the subsidiary banks generally maintain a relatively balanced position between volumes of rate-repricing assets and liabilities to guard against adverse effects to net interest income from possible fluctuations in interest rates, net interest income to date was unfavorably affected in 1995 to a greater extent than 1994 by interest rate caps on a significant portion of residential mortgage loans originated with low rates that have repriced less quickly than the average liability funding rate during the recent rapidly increasing interest-rate environment. Low levels of nonperforming loans favorably contributed to margins each period.

Net interest income on a tax-equivalent basis as a percent of average earning assets was 4.21% and 4.28% for the three months ended March 31, 1995 and 1994, respectively. Management has significantly increased the amount of loans outstanding while decreasing lower yielding debt securities during the last two years. For the three months ended March 31, 1995, interest earned on loans was 4.14% greater than the average funding cost, down from 4.41% for the three months ended March 31, 1994. Aggressive pricing of loans during the past year has stimulated demand and retarded margins. Margins in 1993, and in 1994 to a lesser extent, were unfavorably affected by the purchase accounting recognition of interest income on certain investment securities at market yields. Net interest income margins continue to benefit from a favorable change in the mix of earning assets offset by an unfavorable change in the mix of funding sources.

Table 4
Net Interest Income Analysis                  Average                   Average
Three months ended March 31, 1995              volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $819,996      $17,937         8.87%
Securities                                    324,159        5,666         7.09
Other interest earning assets                   1,283           18         5.69
                                            ---------       ------
                                            1,145,438       23,621         8.36

Time deposits                                 586,278        7,856         5.43
All other interest bearing deposits           335,337        2,683         3.24
Other interest bearing liabilities             83,548        1,194         5.80
                                            ---------       ------
                                           $1,005,163       11,733         4.73
                                                            ------         ----
Net interest income (TE) spread                            $11,888         3.63%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.21%
 of average interest-earning assets                                        ====


Table 5
Net Interest Income Analysis                  Average                   Average
Three months ended March 31, 1994              volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $713,446      $14,382         8.18%
Securities                                    368,778        6,000         6.60
Other interest earning assets                  12,053           95         3.20
                                            ---------       ------
                                            1,094,277       20,477         7.59

Time deposits                                 560,800        5,997         4.34
All other interest bearing deposits           344,208        2,339         2.76
Other interest bearing liabilities             54,716          585         4.34
                                            ---------       ------
                                             $959,724        8,921         3.77
                                                            ------         ----
Net interest income (TE) spread                            $11,556         3.82%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.28%
 of average interest-earning assets                                        ====

PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. Management desires to provide assurance through sufficient provision for loan losses that future earnings will be less susceptible to changing economic cycles. The provision for loan losses amounted to $443,000 for the three months ended March 31, 1995, a decrease of $75,882 or 14.6% when compared to $518,882 for the three months ended March 31, 1994. The decline in the 1995 provision for loan losses was influenced by low levels of net charge-offs and nonperforming assets. The annualized provision for loan losses as a percentage of average loans was 0.22% for the three months ended March 31, 1995, down from 0.23% and 0.38% for the years ended December 31, 1994 and 1993, respectively. Levels of providing for loan losses reflect, among other things, management's evaluation of potential problem loans. Further, management has focused on retail lending and the growth of residential real estate mortgage loans over the last two years. These areas of lending have historically low loss experience.

Net chargeoffs as a percentage of average loans were 0.09% and 0.01% for the three months ended March 31, 1995 and 1994, respectively, periods of unusally low net chargeoffs. Net chargeoffs as a percent of average loans were 0.23% for the five-year period ended December 31, 1994. The allowance for loan losses was 1.49% of outstanding loans at March 31, 1995, which approximates the average during the last five years. The March 31, 1995 allowance is 273% compared to 252% at December 31, 1994, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.

                                                Three Months Ended
Table 6                                              March 31,
Allowance for Loan Losses                        1995         1994
__________________________________________________________________
(dollars in thousands)

Balance at beginning of period                $12,188      $10,715
Provision charged to expense                      443          519
Loans charged off                                (279)        (148)
Recoveries of chargeoffs                          100          132
                                               ------       ------
Net loans charged off                            (179)         (16)
                                               ------        -----
Balance at end of period                      $12,452      $11,218
                                               ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                0.22%        0.29%
Net chargeoffs to
 average loans                                   0.09         0.01
Allowance for loan losses
 to period end loans                             1.49         1.54

NONINTEREST INCOME
Noninterest income amounted to $1,605,382 for the three months ended March 31, 1995, compared to $1,611,980 for the three months ended March 31, 1994. Service charges on deposit accounts, the largest component of noninterest income, remained approximately the same for the first three months of 1995 and 1994.
The 83.5% increase in insurance commissions for the first three quarters of 1995 over 1994 is attributable to greater opportunities resulting from the significant increase in consumer loans as well as better penetration of this product to consumer loan customers. Fee income from secondary-market mortgage loan services during 1995 is lower than 1994 due to reduced home refinancing. The relative improvement in net interest income slightly exceeds the growth in fee income. Noninterest income, excluding securities gains, was 12.4% of total net interest income plus noninterest income for the three months ended March 31, 1995, compared to 12.8% for the three months ended March 31, 1994.

                                                Three Months Ended
Table 7                                              March 31,
Noninterest Income                               1995         1994
__________________________________________________________________
(in thousands)

Services charges on deposits                     $862         $874
Net securities gains                                0            4
Trust fees                                        277          304
Insurance commissions                             167           91
Other income                                      299          339
                                                -----        -----
                                               $1,605       $1,612
                                                =====        =====
Annualized Ratio:
Noninterest income
 to average assets                               0.54%        0.56%


NONINTEREST EXPENSE
During the first three months of 1995, it required more noninterest expense (overhead) to produce total net interest income plus noninterest income (revenue). The ratio of overhead to revenue was 64.04% for the three months ended March 31, 1995, compared to 63.54% for the three months ended March 31, 1994. During the first quarter of 1994, management changed its strategic plans regarding the approach to productivity gains. Management shifted its focus from controlling the rate of increase of noninterest expense to gain more employee productivity, to increasing revenue volumes to gain operational ratio efficiencies. There is a constant process of evaluation to attempt to reach the optimum balance between revenue and overhead.

The ratio of personnel expense has increased as a percentage of average total assets and was 1.37% for the three months ended March 31, 1995, compared to 1.27% for the three months ended March 31, 1994. Management expects a double-digit percentage increase in personnel and equipment expenses for 1995 as a result of their current focus on increasing revenue volumes. The Company has made investments in facilities and equipment as technology has advanced and the need to leverage personnel costs has intensified. Two new branch locations are scheduled to be opened during the next two quarters. One of the operating subsidiaries will be combined into the lead bank during the third quarter of 1995 to allow the personnel at all locations to better focus on quality customer service and increasing the volume of business as well as reducing a small amount of redundant costs.

The Company's bank subsidiaries are required to pay deposit insurance assess-ments to the FDIC, to maintain significant noninterest-bearing balances with the Federal Reserve, and to pay fees to regulatory agencies for periodic examina-tions by the agencies. The 3.3% increase in assessments for deposit insurance for the three months ended March 31, 1995 from the same 1994 period, is attributable to increased deposit levels. Beginning in 1993, the assessments were based not only on deposits but also on the risk characteristics of the individual financial institutions. All of the Company's subsidiaries received the lowest deposit assessment rate from the FDIC. Recent governmental discussions have included indications that future FDIC assessment rates could be significantly lower than the Company's current rate which is equal to 0.23% of applicable deposits.

                                                Three Months Ended
Table 8                                              March 31,
Noninterest Expense                              1995         1994
__________________________________________________________________
(in thousands)

Salaries                                       $3,413       $2,964
Employee benefits                                 649          668
Occupancy expense                                 410          418
Equipment expense                                 440          381
FDIC insurance expense                            569          551
Data processing expense                           532          491
Bank share taxes                                  343          340
Goodwill amortization                             207          207
Other expense                                   1,751        1,991
                                               ------       ------
                                               $8,314       $8,011
                                               ======       ======
Annualized Ratios:
Overhead ratio                                  64.04%       63.54%
Noninterest expense
 to average assets                               2.80         2.80

During the last three quarters of 1994, additional data processing expense costs were incurred in connection with the consolidation of five subsidiary banks into one bank. Routine data processing expense should level off or slightly decline in 1995 from 1994 levels after system conversions are complete. Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Kentucky has raised the assessment level and is attempting to significantly increase this taxation, which is based upon net income of the subsidiaries.

During 1994, the Company was involved in two pooling-of-interests acquisitions. Included in other noninterest expense for the three months ended March 31, 1994 was approximately $314,000 of professional fees relating to the mergers which were completed in the first and fourth quarters of 1994. Several components of other noninterest expense have increased primarily as a result of costs asso-ciated with expanding customer volumes and marketing.

INCOME TAXES
The decrease in income tax expense for the three months ended March 31, 1995 from the comparable 1994 period, is attributable to nondeductible organizational costs associated with two acquisitions during the three months ended March 31, 1994. The effective tax rate decreased, and was 28.6% for the three months ended March 31, 1995, compared to 30.6% for the three months ended March 31, 1994. The Company manages the effective tax rate to some degree, based upon changing tax laws, particularly new alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.


LIQUIDITY AND INTEREST-RATE SENSITIVITY
The Company's objective of liquidity management is to ensure the ability to access funding which enables each bank to efficiently satisfy the cash flow requirements of depositors and borrowers. Asset/Liability management (ALM) involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities as well as to assure adequate liquidity. The Company's ALM committee monitors funds available from a number of sources to meet its objectives. The primary source of liquidity for the banks, in addition to loan repayments, is their debt securities portfolios. Debt securities classified as held for sale are those that the Company intends to use as part of its asset/liability management and that may be sold prior to maturity in response to changes in interest rates, resultant prepayment risks and other factors. The Company's access to the re-tail deposit market through individual banks located in nine different counties has been a stable source of funds. Additional funds for liquidity are available by borrowing of Federal funds from correspondent banks, Federal Home Loan Bank borrowings and brokered deposits. Various types of analyses are performed to ensure adequate liquidity, and to evaluate the desirability of the relative interest rate sensitivity of assets and liabilities. In the past, as was typical for most financial institutions, the Company's cash flows provided by financing activities, primarily through core deposit generation, generally greatly exceeded cash flows from operations and were used to fund investing activities. During the past two years, due to strong loan demand, financing activities funding was partially derived from increased levels of brokered deposits and short-term borrowings. Management considers current liquidity positions of the subsidiary banks to be adequate to meet depositor and borrower needs.

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks. Management expects that a slightly greater amount of assets will reprice than liabilities during the second quarter of 1995. This position is subject to change in response to the dynamics of the Company's balance sheet and general market conditions. Rising interest rates are likely to increase net interest income in a positive gap position (greater amount of repricing assets than liabilities) and falling rates would likely decrease net interest income. Management has slightly increased the net asset sensitivity during the last year. At March 31, 1995, approximately $31.6 million more assets are scheduled to reprice than liabilities in the following six-month period, compared to approximately ($21.3) million at March 31, 1994.

PART II

_______________________________________________________________________________

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The regular annual meeting of the shareholders of Peoples First Corporation was held April 27, 1995, at the Curris Center at Murray State University in Murray, Kentucky.

         (b) The Corporation's Board of Directors consists of 19 members in three classes. Directors are usually elected to three-year terms, and ordinarily one class of directors is elected at each annual meeting. Cumulative voting applies in the election of directors. The following eight nominees were elected to the board of directors for the terms and by the votes indicated below:

                                         Term           For     Against
               Nominee                Expires         Votes       Votes

               Gathiel D. Baker          1998     6,949,951       4,930
               Joe Dick                  1998     6,857,851       4,930
               William R. Hancock        1998     6,929,440       4,930
               James T. Holloway         1996     6,993,778       4,930
               Robert P. Meriwether      1998     6,883,449       4,930
               Joe Harry Metzger         1998     6,945,947       4,930
               Jerry L. Page             1998     6,930,107       4,930
               C. Steve Story            1998     6,958,480       4,930

             Eleven other directors continued their terms of office after the meeting. Five directors, Allan B. Kleet, Rufus E. Pugh, Mary Warren Sanders, Victor F. Speck, Jr. and Neal H. Ramage continue in office until 1996. Six additional directors, Walter L. Apperson, William R. Dibert, R. E. Fairhurst, Jr., Dennis W. Kirtley, Aubrey W. Lippert and Allan Rhodes, Jr. continue in office until 1997.

         (c) Shareholders ratified the Board of Director's appointments to
             the Audit Committee.   The Audit Committee, which is composed
             entirely of nonmanagement directors, reviews the audit plans and the results of audits of the Corporation and subsidiary banks performed by the Corporation's internal audit department and independent certified public accountants, reviews the adequacy of internal controls and reviews the accounting principles em-ployed in financial reporting. The appointments of R. E. Fairhurst, Jr., William Rowland Hancock, Allan Rhodes, Jr.,

             Mary Warren Sanders and Victor F. Speck, Jr. were ratified by the following vote:

               For: 6,898,933    Against: 4,518    Abstain: 28,291


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (10.4) Employment agreement among the Company, Liberty Bank
                & Trust Co. and C. Steve Story is herein incorporated by reference to Exhibit 99.1 of Form S-4, registration #33-54535 as filed with the Securities and Exchange Commission on July 12, 1994.

         (27.1) Financial Data Schedules

         (b)  Reports on Form 8-K

                Peoples First Corporation filed a current report on Form 8-K on April 28, 1995, reporting the April 27, 1995 press release announcement of the declaration of a 5% stock dividend payable June 13, 1995.

SIGNATURES
_______________________________________________________________________________


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


                                             PEOPLES FIRST CORPORATION

                              05/12/95       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              05/12/95       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Financial Officer