Form 10-Q
period 1995-06-30
PEOPLES FIRST CORP
filed 1995-08-11
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended June 30, 1995
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of June 30, 1995: Common stock, no par value - 8,674,945 shares outstanding.















______________________________________________________________________________1








INDEX                                                                      Page
_______________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1995,
         June 30, 1994 and December 31, 1994                                  3

         Consolidated Statements of Income - Three and Six
         Months Ended June 30, 1995 and 1994                                  4

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 1995                              5

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1995 and 1994                                         6

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   25

Item 2.  Changes in Securities                                               25

Item 3.  Defaults on Senior Securities                                       25

Item 4.  Submission of Matters to a Vote of Securities Holders               25

Item 5.  Other Information                                                   25

Item 6.  Exhibits and Reports on Form 8-K                                    25


         Signatures                                                          26









                                                                              2







CONSOLIDATED BALANCE SHEETS                           June 30,      December 31,
(unaudited)                                      1995         1994         1994
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $36,079      $36,879      $39,333
Short-term investments                              0          100            0
Securities held for sale                      138,050      126,284      129,682
Securities held for investment                180,630      229,068      203,845
Loans                                         871,223      758,768      805,947
Allowance for loan losses                     (12,518)     (11,684)     (12,188)
                                            ---------    ---------    ---------
Loans, net                                    858,705      747,084      793,759
Excess of cost over net assets
 of purchased subsidiaries                      9,663       10,492       10,077
Premises and equipment                         17,434       16,691       16,980
Other assets                                   13,974       15,085       16,880
                                            ---------    ---------    ---------
                                           $1,254,535   $1,181,683   $1,210,556
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $81,977      $85,733      $87,985
  Interest-bearing transaction accounts       247,725      241,618      243,910
  Savings deposits                             88,026      110,488       98,571
  Time deposits                               605,549      568,165      568,117
                                            ---------    ---------    ---------
                                            1,023,277    1,006,004      998,583
Federal funds purchased                        19,950       14,600       41,500
Other short-term borrowings                    73,632       32,655       43,067
Long-term borrowings                            7,974       13,545        9,536
Other liabilities                               9,972        7,734        7,607
                                            ---------    ---------    ---------
     Total liabilities                      1,134,805    1,074,538    1,100,293

Stockholders' Equity
  Common stock                                  6,777        6,400        6,422
  Surplus                                      42,491       34,337       34,859
  Retained earnings                            70,929       68,744       73,739
  Unrealized net gain (loss) on
   securities held for sale                      (334)      (2,178)      (4,624)
  Debt on ESOP shares                            (133)        (158)        (133)
                                            ---------    ---------    ---------
                                              119,730      107,145      110,263
                                            ---------    ---------    ---------
                                           $1,254,535   $1,181,683   $1,210,556
                                            =========    =========    =========
Fair value of securities held
 for investment                              $183,432     $229,865     $200,092
Common shares issued and outstanding            8,675        8,600        8,630

See accompanying notes to consolidated financial statements.                  3






                                                Three Months Ended          Six Months Ended
CONSOLIDATED STATEMENTS OF INCOME                     June 30,                  June 30,
(unaudited)                                      1995         1994         1995         1994
____________________________________________________________________________________________
(in thousands, except per share data)
INTEREST INCOME
Interest on short-term investments                $40          $38          $58         $133
Taxable interest on securities                  4,024        4,395        8,175        8,746
Nontaxable interest on securities               1,013        1,078        2,043        2,192
Interest and fees on loans                     19,474       15,256       37,385       29,613
                                               ------       ------       ------       ------
                                               24,551       20,767       47,661       40,684
INTEREST EXPENSE
Interest on deposits                           11,491        8,621       22,026       16,957
Other interest expense                          1,427          676        2,625        1,261
                                               ------       ------       ------       ------
                                               12,918        9,297       24,651       18,218
                                               ------       ------       ------       ------
Net Interest Income                            11,633       11,470       23,010       22,466
Provision for Loan Losses                         448          480          891          999
                                               ------       ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                     11,185       10,990       22,119       21,467

Noninterest Income                              1,905        1,708        3,510        3,321
Noninterest Expense                             8,272        8,011       16,586       16,023
                                               ------       ------       ------       ------
Income Before Income Tax Expense                4,818        4,687        9,043        8,765
Income Tax Expense                              1,408        1,364        2,616        2,610
                                               ------       ------       ------       ------
NET INCOME                                     $3,410       $3,323       $6,427       $6,155
                                               ======       ======       ======       ======

Earnings per Share                              $0.38        $0.38        $0.72        $0.70

Cash Dividend per Common Share                  0.114        0.100        0.228        0.200

Weighted Average Shares Outstanding             8,930        8,861        8,918        8,855













See accompanying notes to consolidated financial statements.                  4




                                                                                  Unrealized
CONSOLIDATED STATEMENTS OF CHANGES                                                  net gain
 IN STOCKHOLDERS' EQUITY                       Common                  Retained    (loss) on         ESOP
(unaudited)                                     stock      Surplus     earnings   securities         debt        Total
______________________________________________________________________________________________________________________
(in thousands, except per data)
BALANCE AT JANAURY 1, 1995                     $6,422      $34,859      $73,739      ($4,624)       ($133)    $110,263
Net income                                                                6,427                                  6,427
Cash dividends declared
  Common ($0.228 per share)                                              (1,975)                                (1,975)
Stock dividend declared (5%)                      323        6,928       (7,262)                                   (11)
Stock issued pursuant to shareholder
 and employee plans                                32          704                                                 736
Reduction of ESOP debt                                                                                  0            0
Change in unrealized net gain
 (loss) on securities held for sale                                                    4,290                     4,290
                                               ------       ------       ------       ------       ------      -------
BALANCE AT JUNE 30, 1995                       $6,777      $42,491      $70,929        ($334)       ($133)    $119,730
                                               ======       ======       ======       ======       ======      =======
































See accompanying notes to consolidated financial statements.                  5




                                                               Six Months Ended
CONSOLIDATED STATEMENTS OF CASH FLOWS                              June 30,
(unaudited)                                                   1995         1994
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                  $6,427       $6,155
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            1,332        1,188
    Net (discount accretion) premium
     amortization                                              393          864
    Provision for loan losses                                  891          999
    Net (increase) decrease in loans held for sale            (197)         295
    Provision for deferred income taxes                       (579)        (519)
    Other, net                                               3,272        1,683
                                                            ------       ------
Net Cash Provided by Operating Activities                   11,539       10,665

INVESTING ACTIVITIES
Net decrease in Federal funds sold                               0        3,000
Proceeds from sales of securities
  held for sale                                             12,086        4,873
Proceeds from maturities, calls and
  prepayments of securities held for sale                    4,594       28,623
Proceeds from maturities, calls and prepay-
  ments of securities held for investment                   22,799       41,820
Purchases of securities held for sale                      (18,163)     (47,074)
Purchases of investment securities                               0      (15,081)
Net increase in loans                                      (65,661)     (54,910)
Purchases of premises and equipment                         (1,345)        (811)
                                                            ------       ------
Net Cash Used by Investing Activities                      (45,690)     (39,560)

                                                                      continued

















See accompanying notes to consolidated financial statements.                  6






                                                               Six Months Ended
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED                  June 30,
(unaudited)                                                   1995         1994
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                         24,693       13,107
Net increase in repurchase agreements                        2,065        1,253
Net increase (decrease) in Federal funds purchased         (21,550)       2,000
Net increase in short-term borrowings                       28,500       11,500
Proceeds from notes payable borrowings                         140        4,786
Repayments of notes payable                                 (1,701)      (7,796)
Proceeds from issuance of common stock                         423          258
Cash dividends paid                                         (1,673)      (1,926)
                                                            ------       ------
Net Cash Provided by Financing Activities                   30,897       23,182
                                                            ------       ------
Cash and Cash Equivalents
  Increase (Decrease)                                       (3,254)      (5,713)
  Beginning of Year                                         39,333       42,592
                                                            ------       ------
  End of Period                                            $36,079      $36,879
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $22,764      $17,749
Cash paid for income tax                                     2,768        3,055

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net             (20)         144
Dividends reinvested                                           314          241





















See accompanying notes to consolidated financial statements.                  7







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
_______________________________________________________________________________


NOTE A - PRINCIPLES OF ACCOUNTING
Peoples First Corporation (Company) through its subsidiaries, Peoples First National Bank and Trust Company (Peoples Bank), First Kentucky Federal Savings Bank (First Kentucky FSB) and Liberty Bank and Trust (Liberty Bank), provides a full range of banking services to individual and corporate customers in the western Kentucky and contiguous interstate area. The Company and the subsidiary banks are subject to the regulations of various Federal and state agencies and undergo periodic examination by regulators.

The accounting policies and reporting practices of Company are based upon generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to the consolidated financial statements contained in the 1994 annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE B - SECURITIES HELD FOR SALE AND INVESTMENT
At acquisition, securities are classified into one of three categories: trading, held for sale or investment. Transfers of debt securities between categories are recorded at fair value at the date of transfer. Unrealized gains or losses associated with transfers of debt securities from the investment to the held for sale category are recorded and maintained as a separate component of stock-holders' equity. The unrealized gains or losses included as a separate component of stockholders' equity for debt securities transferred to the investment from the held for sale category are maintained and amortized into earnings over the remaining life of the debt securities as an adjustment to yield in a manner consistent with the amortization or accretion of premiums or discounts on the associated securities.

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

                                                                              8







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(unaudited)
_______________________________________________________________________________


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

                                                                              9







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(unaudited)
_______________________________________________________________________________


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

The Company recognizes interest income on nonaccrual impaired loans equal to the amount of interest received in cash. All changes in the present value of estimated future cash flows are recorded as an adjustment to the allowance for loan losses and ultimately the provision for loan losses. No interest income is recognized for changes in present value attributable to the passage of time. At June 30, 1995, the total recorded investment in all impaired loans as defined in FAS 114 and the related allowance for loss, and for the six months ended June 30, 1995, the average recorded investment in impaired loans and the related amount of interest income recognized (all cash basis) are as follows:

                                Recorded    Allowance      Average     Interest
Impaired Loans                investment     for loss   investment   recognized
_______________________________________________________________________________
(in thousands)

As of and for the six months
 ended June 30, 1995                $848         $319         $873          $42


NOTE E - PER SHARE DATA
Share and per share information have been adjusted to give effect to the June 13, 1995 stock dividend of 5%. Cash was paid for fractional shares. Earnings per share is determined by dividing net income by the weighted average number of common shares actually outstanding and common stock equivalents pertaining to common stock options. The weighted average number of shares outstanding including common stock equivalents for the six months ended June 30, 1995 and 1994 were 8,918,448 and 8,855,032, respectively, and for the three months ended June 30, 1995 and 1994, were 8,929,685 and 8,860,666, respectively. The impact of common stock equivalents is not material.

NOTE F - CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks to be cash equivalents.
                                                                             10







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(unaudited)
_______________________________________________________________________________


NOTE G - BUSINESS COMBINATIONS
On March 10, 1994, the Company consummated the acquisition of First Kentucky Bancorp, Inc. (First Kentucky) and First Kentucky Federal Savings Bank, a wholly-owned subsidiary of First Kentucky. First Kentucky's six locations are immediately east of the market area served by the Company's other subsidiary banks, and at June 30, 1995, had total assets of approximately $177.0 million. The acquisition has been accounted for as a pooling of interest, and accordingly, the accompanying consolidated financial statements have been restated. A total of 929,794 shares of the Company's common stock was issued in this business combination.

On October 7, 1994, the Company consummated the acquisition of Libsab Bancorp, Inc. (Libsab) and Liberty Bank & Trust, a wholly-owned subsidiary of Libsab. Liberty Bank's three locations are part of the market area served by the Company's other subsidiary banks, and at June 30, 1995, had total assets of approximately $147.2 million. The acquisition has been accounted for as a pooling of interest, and accordingly, the accompanying consolidated financial statements have been restated. A total of 1,077,853 shares of the Company's common stock was issued in this business combination.

Merger expenses of approximately $383,000 related to pooling of interest acquis-itions were charged to expense during the first six months of 1994. The after-tax impact of these expenses on earnings per share was $0.04 for the six months ended June 30, 1994.

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

Table 1
Disaggregated Data                              First                 Parent Co
As of and for the six            Peoples     Kentucky      Liberty    and elimi-      Consol-
 months ended June 30, 1995         Bank          FSB         Bank      nations       idated
____________________________________________________________________________________________
(dollars in thousands)
Net income                        $5,151         $877         $692        ($293)      $6,427
Average assets                   898,243      175,950      147,674         (239)   1,221,628
Return on average equity           11.65%       13.44%       11.35%                    11.36%
Average equity / assets             9.93         7.48         8.33                      9.34
Net interest margin                 4.43         3.13         3.93                      4.17
Provision for loan losses /
 average loans                      0.24         0.08         0.14                      0.21
Allowance for loan loss /
 loans outstanding                  1.55         0.92         1.15                      1.44
Overhead ratio                      0.62         0.55         0.65                      0.63

EARNING ASSETS
Average earning assets of the Company for the first six months of 1995 increased 5.6%, or $61.4 million to $1,161.4 million from $1,100.0 million for the first six months of 1994. This compares to average earning asset growth of 5.3% for the first six months of 1994 over the first six months of 1993. A consistently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 95.1% and 94.4% for the first six months of 1995 and 1994, respectively.

Loans are the Company's primary earning asset. Management has focused on increasing consumer and residential mortgage lending activity and loan demand has been strong. Average loans for the first two quarters of 1995 were 14.9% greater than average loans for the first two quarters of 1994. Prior to 1993, loans had been a decreasing portion of earning assets. Average loans for the first six months of 1995 were 72.2% of total average earning assets, compared to 66.3% during the first six months of 1994. Management attributes the current reversal of the declining loan composition trend to their focus on improving the earning asset composition of all the banks, the Company's desire for promini-nence in area lending and a slowed growth of deposits.

                                                Three Months Ended          Six Months Ended
Table 2                                               June 30,                  June 30,
Average Earning Assets                           1995         1994         1995         1994
____________________________________________________________________________________________
(dollars in thousands)
Total average earning assets                 $1,177.1     $1,107.9     $1,161.4     $1,100.0
Percent of average earning assets
  Average loans                                  72.7%        67.5%        72.2%        66.3%
  Average securities                             27.2         32.4         27.6         33.0
  Average other earning assets                    0.1          0.1          0.2          0.7


The Company primarily directs lending activities to its regional market from which deposits are drawn. Management has focused on retail lending and the growth of residential real estate mortgage loans over the last two years. A portion of the proceeds from the sale and maturity of securities and the princi-pal collected on mortgage-backed securities was used to fund loans. The Company maintains a portfolio of securities held for sale as a partial source of available funding for loan growth.

Table 3                                               June 30,      December 31,
Types of Loans                                   1995         1994         1994
_______________________________________________________________________________
(in thousands)
Commercial, financial
  and agricultural                           $121,108     $117,678     $111,929
Real estate
  Construction                                 16,540       10,945       19,421
  Residential mortgage                        342,913      293,646      318,551
  Commercial mortgage                         147,479      134,036      139,629
Installment loans to
  individuals                                 248,407      205,189      219,050
Consumer revolving credit                       6,366        4,954        6,599
Loans held for sale                               353          210          156
Other                                           1,477        2,884        1,952
                                              -------      -------      -------
                                              884,643      769,542      817,287
Unearned income                               (13,420)     (10,774)     (11,340)
                                              -------      -------      -------
                                             $871,223     $758,768     $805,947
                                              =======      =======      =======

FUNDING
Average deposits for the first six months of 1995 increased 1.9%, or $18.9 million to $1,011.0 million from $992.1 million for 1994. Local markets for deposits are highly competitive. The Company's core deposit base is its most important and stable funding source. Management partially relies on brokered deposits and other borrowings to fund loan growth. Local deposits are a decreasing portion of average interest-bearing liabilities. For the six months ended June 30, 1995, average local interest-bearing deposits were 88.9% of total average interest-bearing liabilities, compared to 91.9% during the first six months of 1994. Brokered deposits amounted to $26.5 million, $21.4 million and $21.4 million at June 30, 1995 and 1994 and December 31, 1994, respectively.

                                                Three Months Ended          Six Months Ended
Table 4                                               June 30,                  June 30,
Average Interest-bearing Liabilities             1995         1994         1995         1994
____________________________________________________________________________________________
(dollars in thousands)
Total average interest-bearing
 liabilities                                 $1,031.6       $969.9     $1,018.4       $964.7
Percent of average total interest-
 bearing liabilities
  Average core deposits                          88.3%        91.6%        88.9%        91.9%
  Average Federal funds purchased                 1.9          1.7          2.3          1.6
  Average other short-term borrowings             6.5          2.9          5.6          2.6
  Average long-term borrowings                    0.8          1.5          0.8          1.6

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


NONPERFORMING ASSETS AND RISK ELEMENTS
The level of nonperforming assets at June 30, 1995 remains relatively low, improving slightly since December 31, 1994. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 1995, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

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

Table 5                                               June 30,      December 31,
Nonperforming Assets                             1995         1994         1994
_______________________________________________________________________________
(in thousands)

Nonaccrual loans                                 $827         $868         $531
Other real estate owned                           662        2,134        1,569
Renegotiated loans                              2,948        2,971        2,741
                                                -----        -----        -----
                                               $4,437       $5,973       $4,841
                                                =====        =====        =====
Loans past due ninety days and still
 accruing interest                             $2,074         $379       $1,838

Ratios:
Nonperforming assets to total
 loans and other real estate                     0.51%        0.78%        0.60%
Allowance for loan losses to
 nonperforming assets                             282%         160%         252%


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At June 30, 1995, loans with a total principal balance of $14.6 million have been identified that may become nonperforming in the future, compared to $14.8 million at December 31, 1994. Performance of borrowers has been aided by the relatively low interest carrying costs. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

Nonperforming assets at June 30, 1995 were 0.51% of total loans and other real estate, down from 0.60% at December 31, 1994. A small number of loans and one tract of undeveloped land in Nashville, Tennessee, represent most of the non-performing balance for the last two years.


CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. Stockholders' equity was 9.5% of assets at June 30, 1995, up from 9.1% at June 30, 1994. Exclusive of the unrealized net loss on securities held for sale, net of applicable income taxes, stockholders' equity increased $5.2 million, or 9.1% (annualized), during the first six months of 1995 due to a 68.3% earnings retention rate and the sale of common stock through shareholder and employee plans ($0.7 million). This compares to an increase of $4.8 million, or 9.3% (annualized), during the same 1994 period when the earnings retention rate was 71.4% and proceeds from the sale of common stock through shareholder and employee plans was $0.7 million.

The quarterly dividend was raised to $0.114 per share in the third quarter of 1994 and to $0.150 per share in the third quarter of 1995 to continue the dividend payout ratio at greater than 30% of earnings. A 5% stock dividend payable June 13, 1995 was declared during the second quarter. The board of directors develops and reviews the capital goals of the consolidated entity and each of the subsidiary banks. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and other prudent financial management principles.

Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At June 30, 1995, approximately $16.6 million, compared to $16.8 million at June 30, 1994, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards. Capital ratios of all of the Company's subsidiaries are in excess of applicable regulatory capital ratios. The Company's and the banks' June 30, 1995 and December 31, 1994, total capital and leverage ratios are shown in Table 5.

Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses and growth expectations, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums.

                                          Total                Leverage Ratio
Table 6                           Jun 30,      Dec 31,      Jun 30,      Dec 31,
Risk-Based Capital                  1995         1994         1995         1994
_______________________________________________________________________________

Company                            14.06%       14.31%        8.98%        8.82%
Peoples First National
 Bank                              13.26        13.59         8.99         9.00
Liberty Bank & Trust               16.32        15.77         9.23         9.27
First Kentucky FSB                 19.51        20.05         8.17         7.89
Regulatory minimum                  8.00         8.00         4.00         4.00


RESULTS OF OPERATIONS
For the first six months of 1995, the Company reported net income of $6.4 million, compared to net income of $6.2 million for the first six months of 1994. Earnings per share for the first six months of 1995, increased 2.9% to $0.72, from $0.70 for the same 1994 period. Nonrecurring acquisition costs of $0.04 per share were included in the first six months of 1994. For the second quarter of 1995, the Company reported net income of $3.4 million, compared to net income of $3.3 million for the second quarters of 1994. Earnings per share for the second quarter of both 1995 and 1994 was $0.38.

Return on average stockholders' equity for the first six months of 1995 and 1994 was 11.36% and 11.63%, respectively. Return on average assets for the first six months of 1995 and 1994 was 1.06% and 1.07%, respectively. Return on average stockholders' equity for the three months ended June 30, 1995 and 1994 was 11.73% and 12.47%, respectively. Return on average assets for the three months ended June 30, 1995 and 1994 was 1.10% and 1.14%, respectively.

Table 7
Net Interest Income Analysis                  Average                   Average
Six months ended June 30, 1995                 volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $838,325      $37,428         9.00%
Securities                                    320,952       11,174         7.02
Other interest earning assets                   2,079           58         5.63
                                            ---------       ------
                                            1,161,356       48,660         8.45

Time deposits                                 596,971       16,593         5.61
All other interest bearing deposits           331,769        5,437         3.30
Other interest bearing liabilities             89,697        2,621         5.89
                                            ---------       ------
                                           $1,018,437       24,651         4.88
                                                            ------         ----
Net interest income (TE) spread                            $24,009         3.57%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.17%
 of average interest-earning assets                                        ====


Table 8
Net Interest Income Analysis                  Average                   Average
Six months ended June 30, 1994                 volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $729,273      $29,661         8.20%
Securities                                    363,543       11,989         6.65
Other interest earning assets                   7,157          133         3.75
                                            ---------       ------
                                            1,099,973       41,783         7.66

Time deposits                                 562,923       12,179         4.36
All other interest bearing deposits           344,308        4,779         2.80
Other interest bearing liabilities             57,463        1,260         4.42
                                            ---------       ------
                                             $964,694       18,218         3.81
                                                            ------         ----
Net interest income (TE) spread                            $23,565         3.85%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.32%
 of average interest-earning assets                                        ====

Table 9
Net Interest Income Analysis                  Average                   Average
Three months ended June 30, 1995               volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $856,454      $19,491         9.13%
Securities                                    317,740        5,507         6.95
Other interest earning assets                   2,868           41         5.73
                                            ---------       ------
                                            1,177,062       25,039         8.53

Time deposits                                 607,546        8,737         5.77
All other interest bearing deposits           328,210        2,754         3.37
Other interest bearing liabilities             95,794        1,427         5.97
                                            ---------       ------
                                           $1,031,550       12,918         5.02
                                                            ------         ----
Net interest income (TE) spread                            $12,121         3.51%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.13%
 of average interest-earning assets                                        ====


Table 10
Net Interest Income Analysis                  Average                   Average
Three months ended June 30, 1994               volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $747,082      $15,280         8.20%
Securities                                    358,522        5,988         6.70
Other interest earning assets                   2,335           38         6.53
                                            ---------       ------
                                            1,107,939       21,306         7.71

Time deposits                                 564,951        6,183         4.39
All other interest bearing deposits           344,871        2,440         2.84
Other interest bearing liabilities             60,115          675         4.50
                                            ---------       ------
                                             $969,937        9,298         3.84
                                                            ------         ----
Net interest income (TE) spread                            $12,008         3.87%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.35%
 of average interest-earning assets                                        ====

NET INTEREST INCOME
The amount by which interest earned on assets exceeds the interest paid on sup-porting funds, constitutes the primary source of income for the Company. For the six months ended June 30, 1995, net interest income (TE) increased 1.9%, or $0.4 million to $24.0 million as compared to $23.6 million for the six months ended June 30, 1994. All of 1995's increase is attributable to growth of average earning assets. A small amount of 1994's increase was attributable to improved margins.

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

Net interest income on a tax-equivalent basis as a percent of average earning assets was 4.17% and 4.32% for the six months ended June 30, 1995 and 1994, respectively. Management has significantly increased the amount of loans outstanding while decreasing lower yielding debt securities during the last two years. For the six months ended June 30, 1995, interest earned on loans was 4.12% greater than the average funding cost, down from 4.39% for the six months ended June 30, 1994. Expansion of residential real estate lending and aggres-sive pricing of loans during the past year has stimulated demand and retarded margins. Margins in 1993, and in 1994 to a lesser extent, were unfavorably affected by the purchase accounting recognition of interest income on certain investment securities at market yields. Net interest income margins continue to benefit from a favorable change in the mix of earning assets offset by an unfavorable change in the mix of funding sources.


PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. Management desires to provide assurance through sufficient provision for loan losses that future earnings will be less susceptible to changing economic cycles. The provision for loan losses amounted to $0.9 million for the six months ended June 30, 1995, a slight decrease when compared to $1.0 million for the six months ended June 30, 1994. The annualized provision for loan losses as a percentage of average loans was 0.21% for the six months ended June 30, 1995, down from 0.23% and 0.38% for the years ended December 31, 1994 and 1993, respectively. Levels of providing for loan losses reflect, among other things, management's evaluation of potential problem loans. Further, management has focused on retail lending and the growth of residential real estate mortgage loans over the last two years. These areas of lending have historically low loss experience.

                                                Three Months Ended          Six Months Ended
Table 11                                              June 30,                  June 30,
Allowance for Loan Losses                        1995         1994         1995         1994
____________________________________________________________________________________________
(dollars in thousands)
Balance at beginning of period                $12,452      $11,218      $12,188      $10,715
Provision charged to expense                      448          480          891          999
Loans charged off                                (432)         (89)        (711)        (237)
Recoveries of chargeoffs                           50           75          150          207
                                               ------       ------       ------       ------
Net loans charged off                            (382)         (14)        (561)         (30)
                                               ------        -----       ------        -----
Balance at end of period                      $12,518      $11,684      $12,518      $11,684
                                               ======       ======       ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                0.21%        0.26%        0.21%        0.28%
Net chargeoffs to
 average loans                                   0.18         0.01         0.13         0.01
Allowance for loan losses
 to period end loans                             1.44         1.54         1.44         1.54

Net chargeoffs as a percentage of average loans were 0.13% and 0.01% for the six months ended June 30, 1995 and 1994, respectively, periods of unusally low net chargeoffs. Net chargeoffs as a percent of average loans were 0.23% for the five-year period ended December 31, 1994. The allowance for loan losses was 1.44% of outstanding loans at June 30, 1995, which approximates the average during the last five years. The June 30, 1995 allowance is 282% compared to 252% at December 31, 1994, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.


NONINTEREST INCOME
Noninterest income amounted to $3.5 million for the six months ended June 30, 1995, compared to $3.3 million for the six months ended June 30, 1994. Service charges on deposit accounts, the largest component of noninterest income, remained approximately the same for the first six months of 1995 and 1994. The 66.0% increase in insurance commissions for the first two quarters of 1995 over 1994 is attributable to greater opportunities resulting from the significant increase in consumer loans as well as better penetration of this product to consumer loan customers. Fee income from secondary-market mortgage loan services during 1995 is lower than 1994 due to reduced home refinancing. The relative improvement in net interest income equals the growth in fee income. Noninterest income, excluding securities gains, was 12.7% of total net interest income plus noninterest income for both the six months ended June 30, 1995 and 1994.

                                                Three Months Ended          Six Months Ended
Table 12                                              June 30,                  June 30,
Noninterest Income                               1995         1994         1995         1994
____________________________________________________________________________________________
(in thousands)
Deposit service charges                          $967         $967       $1,829       $1,842
Net securities gains                              172           46          172           50
Trust service fees                                254          302          531          606
Insurance commissions                             165          109          332          200
Other income                                      347          284          646          623
                                                -----        -----        -----        -----
                                               $1,905       $1,708       $3,510       $3,321
                                                =====        =====        =====        =====
Annualized Ratio:
Noninterest income
 to average assets                               0.62%        0.59%        0.58%        0.57%

NONINTEREST EXPENSE
During the first six months of 1995, it required more noninterest expense (overhead) to produce total net interest income plus noninterest income (revenue). The ratio of overhead to revenue was 62.54% for the six months ended June 30, 1995, compared to 62.14% for the six months ended June 30, 1994.
During the second quarter of 1995, management renewed efforts to increase productivity and improve profitability in connection with a restructuring plan designed to control the rate of increase of noninterest expense. The plan provides for a reduction of the number of employees of approximately 4%. While focused on expense reductions, the plan does encompass increased revenue volumes designed to gain some operational ratio efficiencies. There is a constant process of evaluation to attempt to reach the optimum balance between revenue and overhead. Management currently estimates that expense reduction efforts will reduce annual noninterest expense by approximately $1.0 million. The full implementation of the plan will not occur until the early part of 1996.

The annualized ratio of personnel expense has increased as a percentage of average total assets and was 1.32% for the six months ended June 30, 1995, compared to 1.28% for the six months ended June 30, 1994. Full-time-equivalent employees at June 30, 1995 were 508, compared to 507 at June 30, 1994. Pursuant to the terms of the acquisitions, initial steps have been taken to terminate the retirement plans at the two banks acquired in 1994. The employees of those banks became eligible to participate in the Company's ESOP and 401(k) plans this year. The previous funding cost for the defined benefit plans was greater than the Company's existing plans. Management expected a double-digit percentage increase in equipment expenses for 1995. The Company has made investments in facilities and equipment as technology has advanced and the need to leverage personnel costs has intensified. Liberty Bank & Trust, the last independent operating subsidiary other than the lead bank and the savings bank, will be combined into the lead bank during the third quarter of 1995 to allow the personnel at all locations to better focus on quality customer service and increasing the volume of business. A small amount of redundant costs will be eliminated.

                                                Three Months Ended          Six Months Ended
Table 13                                              June 30,                  June 30,
Noninterest Expense                              1995         1994         1995         1994
____________________________________________________________________________________________
(in thousands)
Salaries                                       $3,311       $3,100       $6,724       $6,095
Employee benefits                                 641          655        1,291        1,292
Occupancy expense                                 444          418          854          836
Equipment expense                                 449          376          889          756
FDIC insurance expense                            569          559        1,138        1,110
Data processing expense                           532          499        1,064          989
Bank share taxes                                  342          345          685          686
Goodwill amortization                             207          207          415          415
Other expense                                   1,777        1,852        3,526        3,844
                                               ------       ------       ------       ------
                                               $8,272       $8,011      $16,586      $16,023
                                               ======       ======       ======       ======
Annualized Ratios:
Overhead ratio                                  61.10%       60.79%       62.54%       62.14%
Noninterest expense
 to average assets                               2.68         2.74         2.74         2.77

The Company's bank subsidiaries are required to pay deposit insurance assess-ments to the FDIC, to maintain significant noninterest-bearing balances with the Federal Reserve, and to pay fees to regulatory agencies for periodic examina-tions by the agencies. The 2.5% increase in assessments for deposit insurance for the six months ended June 30, 1995 from the same 1994 period, is attribu-table to increased deposit levels. Beginning in 1993, the assessments were based not only on deposits but also on the risk characteristics of the individual financial institutions. All of the Company's subsidiaries received the lowest deposit assessment rate from the FDIC. As a result of recent governmental discussions about the industry's stability and level of insurance fund reserves, future FDIC assessment rates could be significantly lower than the Company's current rate which is equal to 0.23% of applicable deposits.

Additional data processing expense was incurred in connection with the consoli-dation of five subsidiary banks into one bank during the last quarter of 1994 and the first two quarters of 1995. Also contributing to the 7.6% increase in data processing expense for the six months ended June 30, 1995, is a greater volume of credit card processing. Routine data processing expense should level off in 1995 from 1994 levels after system conversions are complete. Bankshare taxes imposed by the State of Kentucky slightly decreased. One of the former subsidiary's high rate on the separate operations has been corrected by the combination with another bank. Kentucky has raised the assessment level and is attempting to significantly increase this taxation, which is based upon capital and net income of the subsidiaries.

During 1994, the Company was involved in two pooling-of-interests acquisitions. Included in other noninterest expense for the six months ended June 30, 1994 was approximately $383,000 of professional fees relating to the mergers which were completed in the first and fourth quarters of 1994. Several components of other noninterest expense have increased primarily as a result of costs associated with expanding customer volumes and marketing.


INCOME TAXES
The increase in income tax expense for the six months ended June 30, 1995 from the comparable 1994 period, is attributable to higher operating earnings. The effective tax rate decreased, and was 28.9% for the six months ended June 30, 1995, compared to 29.8% for the six months ended June 30, 1994. Nondeductible organizational costs were incurred in 1994 which caused the higher effective rate. The Company manages the effective tax rate to some degree, based upon changing tax laws, particularly new alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.


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

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks. Management expects that a slightly greater amount of assets will reprice than liabilities during the third quarter of 1995. This position is subject to change in response to the dynamics of the Company's balance sheet and general market conditions. Rising interest rates are likely to increase net interest income in a positive gap position (greater amount of repricing assets than liabilities) and falling rates would likely decrease net interest income. Management has slightly decreased the net asset sensitivity during the last year. At June 30, 1995, approximately $108.9 million more assets are scheduled to reprice than liabilities in the following twelve-month period, compared to approximately $125.9 million at December 31, 1994.

Table 14
Interest Rate Sensitivity           1-91       92-183     184 days     Total at    1 year to
 Analysis                           Days         Days    to 1 year       1 year      5 years        Total
_________________________________________________________________________________________________________
(in thousands)
Rate Sensitive Assets
Debt securities
  U.S.  Treasury and
agencies                          $3,001       $6,052      $14,197      $23,250      $54,170      $77,420
  Mortgaged-backed                16,452       13,979       31,633       62,064       99,843      161,907
  Municipal bonds                  1,270        1,572        1,200        4,042       61,203       65,245
  Other                            9,815            0            0        9,815        4,800       14,615
                                 -------      -------      -------      -------      -------    ---------
                                  30,538       21,603       47,030       99,171      220,016      319,187
Loans                            268,331      117,535      196,215      582,081      289,142      871,223
                                 -------      -------      -------      -------      -------    ---------
                                 298,869      139,138      243,245      681,252      509,158    1,190,410

Rate Sensitive Liabilities
Deposits
  Transaction and savings         88,802          416          535       89,753      245,998      335,751
  Time                           169,618       98,229      121,169      389,016      216,533      605,549
Federal funds purchased           19,950            0            0       19,950            0       19,950
Short-term borrowings             18,828        3,555       51,249       73,632            0       73,632
Long-term borrowings                   0            0            0            0        7,974        7,974
                                 -------      -------      -------      -------      -------    ---------
                                 297,198      102,200      172,953      572,351      470,505    1,042,856
                                 -------      -------      -------      -------      -------    ---------
Period Gap                        $1,671      $36,938      $70,292     $108,901      $38,653     $147,554
                                 =======      =======      =======      =======      =======    =========

Cumulative Gap at 06/30/95        $1,671      $38,609     $108,901     $108,901     $147,554     $147,554

Cumulative Gap at 12/31/94      ($49,560)      $5,222     $125,934     $125,934     $141,779     $141,779

                                                                             24






PART II

_______________________________________________________________________________

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     (27.1) Financial Data Schedules (SEC use only)

     (b) Reports on Form 8-K

               Peoples First Corporation filed a current report on Form 8-K on April 28, 1995, reporting the April 27, 1995 press release announcement of the declaration of a 5% stock dividend payable June 13, 1995.



























                                                                             25








SIGNATURES
_______________________________________________________________________________


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


                                             PEOPLES FIRST CORPORATION

                              08/11/95       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              08/11/95       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Financial Officer




























                                                                             26