Form 10-Q
period 1995-09-30
PEOPLES FIRST CORP
filed 1995-11-07
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended September 30, 1995
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of September 30, 1995: Common stock, no par value - 8,730,931 shares outstanding.















______________________________________________________________________________1








INDEX                                                                      Page
_______________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1995,
         September 30, 1994 and December 31, 1994                             3

         Consolidated Statements of Income - Three and Nine
         Months Ended September 30, 1995 and 1994                             4

         Consolidated Statements of Changes in Stockholders'
         Equity - Nine Months Ended September 30, 1995                        5

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 1995 and 1994                                    6

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26

Item 2.  Changes in Securities                                               26

Item 3.  Defaults on Senior Securities                                       26

Item 4.  Submission of Matters to a Vote of Securities Holders               26

Item 5.  Other Information                                                   26

Item 6.  Exhibits and Reports on Form 8-K                                    26


         Signatures                                                          27









                                                                              2







CONSOLIDATED BALANCE SHEETS                        September 30,    December 31,
(unaudited)                                      1995         1994         1994
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $28,334      $37,750      $39,333
Short-term investments                              0          200            0
Securities held for sale                      143,655      130,418      129,682
Securities held for investment                169,996      214,801      203,845
Loans                                         897,381      781,907      805,947
Allowance for loan losses                     (12,885)     (11,917)     (12,188)
                                            ---------    ---------    ---------
Loans, net                                    884,496      769,990      793,759
Excess of cost over net assets
 of purchased subsidiaries                      9,455       10,285       10,077
Premises and equipment                         17,938       16,846       16,980
Other assets                                   15,129       16,355       16,880
                                            ---------    ---------    ---------
                                           $1,269,003   $1,196,645   $1,210,556
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $78,684      $86,369      $87,985
  Interest-bearing transaction accounts       256,901      239,057      243,910
  Savings deposits                             85,932      105,289       98,571
  Time deposits                               601,241      577,291      568,117
                                            ---------    ---------    ---------
                                            1,022,758    1,008,006      998,583
Federal funds purchased                        29,850       27,000       41,500
Other short-term borrowings                    72,589       31,355       43,067
Long-term borrowings                            7,817       12,173        9,536
Other liabilities                              12,228        8,548        7,607
                                            ---------    ---------    ---------
     Total liabilities                      1,145,242    1,087,082    1,100,293

Stockholders' Equity
  Common stock                                  6,821        6,410        6,422
  Surplus                                      43,286       34,603       34,859
  Retained earnings                            73,788       71,254       73,739
  Unrealized net gain (loss) on
   securities held for sale                       (26)      (2,571)      (4,624)
  Debt on ESOP shares                            (108)        (133)        (133)
                                            ---------    ---------    ---------
                                              123,761      109,563      110,263
                                            ---------    ---------    ---------
                                           $1,269,003   $1,196,645   $1,210,556
                                            =========    =========    =========
Fair value of securities held
 for investment                              $173,457     $214,732     $200,092
Common shares issued and outstanding            8,731        8,612        8,630

See accompanying notes to consolidated financial statements.                  3






                                                Three Months Ended         Nine Months Ended
CONSOLIDATED STATEMENTS OF INCOME                  September 30,             September 30,
(unaudited)                                      1995         1994         1995         1994
____________________________________________________________________________________________
(in thousands, except per share data)
INTEREST INCOME
Interest on short-term investments                $48          $22         $107         $155
Taxable interest on securities                  3,998        4,459       12,173       13,206
Nontaxable interest on securities                 998        1,065        3,040        3,256
Interest and fees on loans                     20,498       16,251       57,883       45,864
                                               ------       ------       ------       ------
                                               25,542       21,797       73,203       62,481
INTEREST EXPENSE
Interest on deposits                           11,732        9,088       33,758       26,045
Other interest expense                          1,519          861        4,144        2,122
                                               ------       ------       ------       ------
                                               13,251        9,949       37,902       28,167
                                               ------       ------       ------       ------
Net Interest Income                            12,291       11,848       35,301       34,314
Provision for Loan Losses                         452          404        1,343        1,403
                                               ------       ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                     11,839       11,444       33,958       32,911

Noninterest Income                              1,930        1,642        5,441        4,963
Noninterest Expense                             7,715        8,117       24,302       24,140
                                               ------       ------       ------       ------
Income Before Income Tax Expense                6,054        4,969       15,097       13,734
Income Tax Expense                              1,894        1,471        4,510        4,081
                                               ------       ------       ------       ------
NET INCOME                                     $4,160       $3,498      $10,587       $9,653
                                               ======       ======       ======       ======

Earnings per Share                              $0.47        $0.40        $1.19        $1.09

Cash Dividend per Common Share                  0.150        0.114        0.378        0.314

Weighted Average Shares Outstanding             8,925        8,848        8,897        8,853













See accompanying notes to consolidated financial statements.                  4




                                                                                  Unrealized
CONSOLIDATED STATEMENTS OF CHANGES                                                  net gain
 IN STOCKHOLDERS' EQUITY                       Common                  Retained    (loss) on         ESOP
(unaudited)                                     stock      Surplus     earnings   securities         debt        Total
______________________________________________________________________________________________________________________
(in thousands, except per data)
BALANCE AT JANAURY 1, 1995                     $6,422      $34,859      $73,739      ($4,624)       ($133)    $110,263
Net income                                                               10,587                                 10,587
Cash dividends declared
  Common ($0.378 per share)                                              (3,276)                                (3,276)
Stock dividend declared (5%)                      323        6,928       (7,262)                                   (11)
Stock issued pursuant to shareholder
 and employee plans                                76        1,499                                               1,575
Reduction of ESOP debt                                                                                 25           25
Change in unrealized net gain
 (loss) on securities held for sale                                                    4,598                     4,598
                                               ------       ------       ------       ------       ------      -------
BALANCE AT SEPTEMBER 30, 1995                  $6,821      $43,286      $73,788         ($26)       ($108)    $123,761
                                               ======       ======       ======       ======       ======      =======
































See accompanying notes to consolidated financial statements.                  5





                                                              Nine Months Ended
CONSOLIDATED STATEMENTS OF CASH FLOWS                           September 30,
(unaudited)                                                   1995         1994
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                 $10,587       $9,653
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            2,012        1,816
    Net (discount accretion) premium
     amortization                                              698        1,146
    Provision for loan losses                                1,343        1,403
    Net (increase) decrease in loans held for sale              74          471
    Provision for deferred income taxes                        941         (922)
    Other, net                                               2,631        1,822
                                                            ------       ------
Net Cash Provided by Operating Activities                   18,286       15,389

INVESTING ACTIVITIES
Net decrease in Federal funds sold                               0        2,900
Proceeds from sales of securities
  held for sale                                             12,086        8,556
Proceeds from maturities, calls and
  prepayments of securities held for sale                    8,433       31,902
Proceeds from maturities, calls and prepay-
  ments of securities held for investment                   33,294       49,562
Purchases of securities held for sale                      (27,178)     (47,639)
Purchases of investment securities                               0      (19,892)
Net increase in loans                                      (92,174)     (78,458)
Purchases of premises and equipment                         (2,362)      (1,367)
                                                            ------       ------
Net Cash Used by Investing Activities                      (67,901)     (54,436)

                                                                      continued

















See accompanying notes to consolidated financial statements.                  6






                                                              Nine Months Ended
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED               September 30,
(unaudited)                                                   1995         1994
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase in deposits                                    24,175       15,111
Net increase in repurchase agreements                        2,022          (47)
Net increase (decrease) in Federal funds purchased         (11,650)      14,400
Net increase in short-term borrowings                       27,500       11,500
Proceeds from long-term borrowings                             140       20,877
Repayments of long-term borrowings                          (1,859)     (25,260)
Proceeds from issuance of common stock                       1,046          378
Cash dividends paid                                         (2,758)      (2,754)
                                                            ------       ------
Net Cash Provided by Financing Activities                   38,616       34,205
                                                            ------       ------
Cash and Cash Equivalents
  Increase (Decrease)                                      (10,999)      (4,842)
  Beginning of Year                                         39,333       42,592
                                                            ------       ------
  End of Period                                            $28,334      $37,750
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $34,497      $27,531
Cash paid for income tax                                     3,971        4,726

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net             (20)          84
Dividends reinvested                                           530          390





















See accompanying notes to consolidated financial statements.                  7







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

The accounting policies and reporting practices of Company are based upon generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets, liabilities and results of operations. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to the consolidated financial statements contained in the 1994 annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

The Company recognizes interest income on nonaccrual impaired loans equal to the amount of interest received in cash. All changes in the present value of estimated future cash flows are recorded as an adjustment to the allowance for loan losses and ultimately the provision for loan losses. No interest income is recognized for changes in present value attributable to the passage of time.
All impaired loans had a specific allocated allowance for loss. At September 30, 1995, the total recorded investment in all impaired loans as defined in FAS 114 and the related allowance for loss, and for the nine months ended September 30, 1995, the average recorded investment in impaired loans, the related amount of interest income recognized (all cash basis) and contractual interest are as follows:

                                Recorded    Allowance      Average     Interest  Contractual
Impaired Loans                investment     for loss   investment   recognized     interest
____________________________________________________________________________________________
(in thousands)
As of and for the nine months
 ended September 30, 1995         $2,260         $451       $2,341         $154         $158

NOTE E - PER SHARE DATA
Share and per share information have been adjusted to give effect to the June 13, 1995 stock dividend of 5%. Cash was paid for fractional shares. Earnings per share is determined by dividing net income by the weighted average number of common shares actually outstanding and common stock equivalents pertaining to common stock options. The weighted average number of shares outstanding including common stock equivalents for the nine months ended September 30, 1995 and 1994 were 8,897,131 and 8,852,857, respectively, and for the three months ended September 30, 1995 and 1994, were 8,925,033 and 8,848,307, respectively. The impact of common stock equivalents is not material.

(unaudited)
_______________________________________________________________________________


NOTE F - CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks to be cash equivalents.

NOTE G - BUSINESS COMBINATIONS
On March 10, 1994, the Company consummated the acquisition of First Kentucky Bancorp, Inc. (First Kentucky) and First Kentucky Federal Savings Bank, a wholly-owned subsidiary of First Kentucky. First Kentucky's six locations are immediately east of the market area served by the Company's other subsidiary banks, and at September 30, 1995, had total assets of approximately $176.5 million. The acquisition has been accounted for as a pooling of interest, and accordingly, the accompanying consolidated financial statements have been restated. A total of 929,794 shares of the Company's common stock was issued in this business combination.

On October 7, 1994, the Company consummated the acquisition of Libsab Bancorp, Inc. (Libsab) and Liberty Bank & Trust, a wholly-owned subsidiary of Libsab. Liberty Bank's three locations are part of the market area served by the Company's other subsidiary banks, and at September 30, 1995, had total assets of approximately $154.6 million. The acquisition has been accounted for as a pooling of interest, and accordingly, the accompanying consolidated financial statements have been restated. A total of 1,077,853 shares of the Company's common stock was issued in this business combination.

Merger expenses of approximately $559,000 related to pooling of interest acquis-itions were charged to expense during the first nine months of 1994. The after-tax impact of these expenses on earnings per share was $0.06 for the nine months ended September 30, 1994.

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

Table 1
Disaggregated Data                                           First                 Parent Co
As of and for the nine months                 Peoples     Kentucky      Liberty    and elimi-      Consol-
 ended September 30, 1995                        Bank          FSB         Bank      nations       idated
_________________________________________________________________________________________________________
(dollars in thousands)
Net income                                     $8,634       $1,260       $1,124        ($431)     $10,587
Average assets                                909,417      176,479      149,797         (363)   1,235,330
Return on average equity                        12.81%       12.44%       11.78%                    12.17%
Average equity / assets                          9.91         7.72         8.54                      9.42
Net interest margin                              4.46         3.11         3.90                      4.19
Provision for loan losses /
 average loans                                   0.24         0.08         0.13                      0.21
Allowance for loan loss /
 loans outstanding                               1.55         0.93         1.12                      1.44
Overhead ratio                                   0.58         0.56         0.63                      0.60

EARNING ASSETS
Average earning assets of the Company for the first nine months of 1995 in-creased 6.0%, or $66.2 million to $1,174.6 million from $1,108.4 million for the first nine months of 1994. This compares to average earning asset growth of 5.3% for the first nine months of 1994 over the first nine months of 1993. A consistently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 95.1% and 94.5% for the first nine months of 1995 and 1994, respectively.

Loans are the Company's primary earning asset. Management has focused on increasing consumer and residential mortgage lending activity and loan demand has been strong. Average loans for the first three quarters of 1995 were 14.8% greater than average loans for the first three quarters of 1994. Prior to 1993, loans had been a decreasing portion of earning assets. Average loans for the first nine months of 1995 were 72.6% of total average earning assets, compared to 67.1% during the first nine months of 1994. Management attributes the current reversal of the declining loan composition trend to their focus on improving the earning asset composition of all the banks, the Company's desire for promininence in area lending and a slowed growth of deposits.

                                                Three Months Ended         Nine Months Ended
Table 2                                            September 30,             September 30,
Average Earning Assets                           1995         1994         1995         1994
____________________________________________________________________________________________
(dollars in thousands)
Total average earning assets                 $1,199.6     $1,124.8     $1,174.6     $1,108.4
Percent of average earning assets
  Average loans                                  73.5%        68.5%        72.6%        67.1%
  Average securities                             26.2         31.4         27.1         32.5
  Average other earning assets                    0.3          0.1          0.2          0.5

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

Table 3                                            September 30,    December 31,
Types of Loans                                   1995         1994         1994
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural                           $120,027     $111,983     $111,929
Real estate
  Construction                                 17,183       16,163       19,421
  Residential mortgage                        355,615      308,295      318,551
  Commercial mortgage                         151,782      136,530      139,629
Installment loans to
  individuals                                 258,439      212,119      219,050
Consumer revolving credit                       7,094        5,278        6,599
Loans held for sale                                82           33          156
Other                                           1,136        2,434        1,952
                                              -------      -------      -------
                                              911,358      792,835      817,287
Unearned income                               (13,977)     (10,928)     (11,340)
                                              -------      -------      -------
                                             $897,381     $781,907     $805,947
                                              =======      =======      =======

FUNDING
Average deposits for the first nine months of 1995 increased 2.1%, or $21.3 million to $1,016.1 million from $994.8 million for 1994. Local markets for deposits are highly competitive. The Company's core deposit base is its most important and stable funding source. Management partially relies on brokered deposits and other borrowings to fund loan growth. Local deposits are a decreasing portion of average interest-bearing liabilities. For the nine months ended September 30, 1995, average local interest-bearing deposits were 88.5% of total average interest-bearing liabilities, compared to 91.4% during the first nine months of 1994. Brokered deposits amounted to $26.5 million, $28.0 million and $21.5 million at September 30, 1995 and 1994 and December 31, 1994, respectively.

                                                Three Months Ended         Nine Months Ended
Table 4                                            September 30,             September 30,
Average Interest-bearing Liabilities             1995         1994         1995         1994
____________________________________________________________________________________________
(dollars in thousands)
Total average interest-bearing
 liabilities                                 $1,049.7       $985.9     $1,029.0       $971.7
Percent of average total interest-
 bearing liabilities
  Average core deposits                          87.5%        90.4%        88.5%        91.4%
  Average Federal funds purchased                 1.6          2.4          2.0          1.9
  Average other short-term borrowings             4.7          1.2          3.7          0.8
  Average long-term borrowings                    0.8          1.3          0.8          1.3

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


NONPERFORMING ASSETS AND RISK ELEMENTS
The level of nonperforming assets at September 30, 1995 remains relatively low, improving slightly since December 31, 1994. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1995, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

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

Table 5                                            September 30,    December 31,
Nonperforming Assets                             1995         1994         1994
_______________________________________________________________________________
(in thousands)

Nonaccrual loans                               $1,315         $636         $531
Other real estate owned                           661        1,665        1,569
Renegotiated loans                              2,909        2,755        2,741
                                                -----        -----        -----
                                               $4,885       $5,056       $4,841
                                                =====        =====        =====
Loans past due ninety days and still
 accruing interest                             $1,580         $379       $1,838

Ratios:
Nonperforming assets to total
 loans and other real estate                     0.54%        0.65%        0.60%
Allowance for loan losses to
 nonperforming assets                             264%         189%         252%


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At September 30, 1995, loans with a total principal balance of $13.6 million have been identified that may become nonperforming in the future, compared to $14.8 million at December 31, 1994. Performance of borrowers has been aided by the relatively low interest carrying costs. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

Nonperforming assets at September 30, 1995 were 0.54% of total loans and other real estate, down from 0.60% at December 31, 1994. A small number of loans and one tract of undeveloped land in Nashville, Tennessee, a portion of which was sold in 1995, represent most of the nonperforming balance for the last two years.


CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. Stockholders' equity was 9.8% of assets at September 30, 1995, up from 9.2% at September 30, 1994. Exclusive of the unrealized net loss on securities held for sale, net of applicable income taxes, stockholders' equity increased $8.9 million, or 10.4% (annualized), during the first nine months of 1995 due to a 68.2% earnings retention rate and the sale of common stock through shareholder and employee plans ($1.6 million). This compares to an increase of $7.6 million, or 9.8% (annualized), during the same 1994 period when the earnings retention rate was 71.2% and proceeds from the sale of common stock through shareholder and employee plans was $0.8 million.

The quarterly dividend was raised to $0.114 per share in the third quarter of 1994 and to $0.150 per share in the third quarter of 1995 to continue the dividend payout ratio at greater than 30% of earnings. A 5% stock dividend was declared and paid during the second quarter. The board of directors develops and reviews the capital goals of the consolidated entity and each of the subsidiary banks. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and other prudent financial management principles.

Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At September 30, 1995, approximately $19.3 million, compared to $18.4 million at September 30, 1994, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards. Capital ratios of all of the Company's subsidiaries are in excess of applicable regulatory capital ratios. The Company's and the banks' September 30, 1995 and December 31, 1994, total capital and leverage ratios are shown in Table 6.

Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses and growth expectations, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums.

                                          Total                Leverage Ratio
Table 6                           Sep 30,      Dec 31,      Sep 30,      Dec 31,
Risk-Based Capital                  1995         1994         1995         1994
_______________________________________________________________________________

Company                            14.24%       14.31%        9.13%        8.82%
Peoples First National
 Bank                              13.34        13.59         9.12         9.00
Liberty Bank & Trust               14.79        15.77         9.28         9.27
First Kentucky FSB                 19.60        20.05         8.45         7.89
Regulatory minimum                  8.00         8.00         4.00         4.00


RESULTS OF OPERATIONS
For the first nine months of 1995, the Company reported net income of $10.6 million, compared to net income of $9.7 million for the first nine months of 1994. Earnings per share for the first nine months of 1995, increased 9.2% to $1.19, from $1.09 for the same 1994 period. For the third quarter of 1995, the Company reported net income of $4.2 million, compared to net income of $3.5 million for the third quarter of 1994. Earnings per share for the third quarter of 1995, increased 17.5% to $0.47, from $0.40 for the same 1994 period.

The Company's banking subsidiaries received total deposit insurance assessment refunds of $542,801, equal to $0.04 per share, in the third quarter of 1995 from the Federal Deposit Insurance Corporation (FDIC). Industry stability and levels of insurance fund reserves, allowed the FDIC to significantly lower deposit insurance assessments. Legal, accounting and consultant fees of approximately $559,000, equal to $0.06 per share, relating to two pooling-of-interest acquisitions were incurred in the first nine months of 1994.

Financial performance ratios for 1995 improved because of the deposit insurance rate reduction and nonrecurring acquisition costs. Return on average stock-holders' equity for the first nine months of 1995 and 1994 was 12.17% and 12.03%, respectively. Return on average assets for the first nine months of 1995 and 1994 was 1.15% and 1.10%, respectively. Return on average stockhold-ers' equity for the three months ended September 30, 1995 and 1994 was 13.63% and 12.82%, respectively. Return on average assets for the three months ended September 30, 1995 and 1994 was 1.31% and 1.17%, respectively.


NET INTEREST INCOME
The amount by which interest earned on assets exceeds the interest paid on sup-porting funds, constitutes the primary source of income for the Company. For the nine months ended September 30, 1995, net interest income (TE) increased 2.5%, or $0.9 million to $36.8 million as compared to $35.9 million for the nine months ended September 30, 1994. All of 1995's increase is attributable to growth of average earning assets. A small amount of 1994's increase was attributable to improved margins. Low levels of nonperforming loans favorably contributed to margins each period.

Net interest income on a tax-equivalent basis as a percent of average earning assets was 4.19% and 4.34% for the nine months ended September 30, 1995 and 1994, respectively. Although management has significantly increased the amount of loans outstanding while decreasing lower yielding debt securities during the last two years, goals for loan volume and alternative funding costs greater than traditional deposits has forced the margin down. Expansion of residential real estate lending and aggressive pricing of loans during the past year has stimulated demand and hindered margins. For the nine months ended September 30, 1995, interest earned on loans was 4.16% greater than the average funding cost, down from 4.38% for the nine months ended Septmeber 30, 1994. Margins in 1993, and in 1994 to a lesser extent, were unfavorably affected by the purchase accounting recognition of interest income on certain investment securities at market yields. Net interest income margins continue to benefit from a favorable change in the mix of earning assets offset by an unfavorable change in the mix of funding sources.

For 1996, management plans to moderate volume growth to some degree with less aggressive loan pricing.

Table 7
Net Interest Income Analysis                  Average                   Average
Nine months ended September 30, 1995           volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $853,264      $57,948         9.08%
Securities                                    318,761       16,633         6.98
Other interest earning assets                   2,538          107         5.64
                                            ---------       ------
                                            1,174,563       74,688         8.50

Time deposits                                 599,724       25,415         5.67
All other interest bearing deposits           334,611        8,343         3.33
Other interest bearing liabilities             94,667        4,144         5.85
                                            ---------       ------
                                           $1,029,002       37,902         4.92
                                                            ------         ----
Net interest income (TE) spread                            $36,786         3.58%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.19%
 of average interest-earning assets                                        ====


Table 8
Net Interest Income Analysis                  Average                   Average
Nine months ended September 30, 1994           volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $743,462      $45,936         8.26%
Securities                                    359,939       18,016         6.69
Other interest earning assets                   4,991          155         4.15
                                            ---------       ------
                                            1,108,392       64,107         7.73

Time deposits                                 565,337       18,708         4.42
All other interest bearing deposits           343,868        7,337         2.85
Other interest bearing liabilities             62,495        2,122         4.54
                                            ---------       ------
                                             $971,700       28,167         3.88
                                                            ------         ----
Net interest income (TE) spread                            $35,940         3.85%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.34%
 of average interest-earning assets                                        ====

Table 9
Net Interest Income Analysis                  Average                   Average
Three months ended September 30, 1995          volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $881,774      $20,520         9.23%
Securities                                    314,416        5,460         6.89
Other interest earning assets                   3,438           48         5.54
                                            ---------       ------
                                            1,199,628       26,028         8.61

Time deposits                                 605,143        8,826         5.79
All other interest bearing deposits           340,164        2,906         3.39
Other interest bearing liabilities            104,346        1,519         5.78
                                            ---------       ------
                                           $1,049,653       13,251         5.01
                                                            ------         ----
Net interest income (TE) spread                            $12,777         3.60%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.23%
 of average interest-earning assets                                        ====


Table 10
Net Interest Income Analysis                  Average                   Average
Three months ended September 30, 1994          volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $771,038      $16,275         8.37%
Securities                                    352,916        6,028         6.78
Other interest earning assets                     871           22        10.02
                                            ---------       ------
                                            1,124,825       22,325         7.87

Time deposits                                 570,088        6,530         4.54
All other interest bearing deposits           343,379        2,558         2.96
Other interest bearing liabilities             72,388          861         4.72
                                            ---------       ------
                                             $985,855        9,949         4.00
                                                            ------         ----
Net interest income (TE) spread                            $12,376         3.87%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.37%
 of average interest-earning assets                                        ====

PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. Management desires to provide assurance through sufficient provision for loan losses that current earnings adequately reflect the cost of assumed loan risks throughout changing economic cycles. The provision for loan losses amounted to $1.3 million for the nine months ended September 30, 1995, a slight decrease when compared to $1.4 million for the nine months ended September 30, 1994. The annualized provision for loan losses as a percentage of average loans was 0.21% for the nine months ended September 30, 1995, down from 0.23% and 0.38% for the years ended December 31, 1994 and 1993, respectively. Levels of providing for loan losses reflect, among other things, management's evaluation of potential problem loans. Further, management has focused on retail lending and the growth of residential real estate mortgage loans over the last two years. These areas of lending have low historical loss experience.

                                                Three Months Ended         Nine Months Ended
Table 11                                           September 30,             September 30,
Allowance for Loan Losses                        1995         1994         1995         1994
____________________________________________________________________________________________
(dollars in thousands)
Balance at beginning of period                $12,518      $11,684      $12,188      $10,715
Provision charged to expense                      452          404        1,343        1,403
Loans charged off                                (155)        (232)        (866)        (469)
Recoveries of chargeoffs                           70           61          220          268
                                               ------       ------       ------       ------
Net loans charged off                             (85)        (171)        (646)        (201)
                                               ------        -----       ------       ------
Balance at end of period                      $12,885      $11,917      $12,885      $11,917
                                               ======       ======       ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                0.20%        0.21%        0.21%        0.25%
Net chargeoffs to
 average loans                                   0.04         0.09         0.10         0.04
Allowance for loan losses
 to period end loans                             1.44         1.52         1.44         1.52

Net chargeoffs as a percentage of average loans were 0.10% and 0.04% for the nine months ended September 30, 1995 and 1994, respectively, periods of unusally low net chargeoffs. Net chargeoffs as a percent of average loans were 0.23% for the five-year period ended December 31, 1994. The allowance for loan losses was 1.44% of outstanding loans at September 30, 1995, which approximates the average during the last five years. The September 30, 1995 allowance is 264% compared to 252% at December 31, 1994, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.

NONINTEREST INCOME
Noninterest income amounted to $5.4 million for the nine months ended September 30, 1995, compared to $5.0 million for the nine months ended September 30, 1994. Service charges on deposit accounts, the largest component of noninterest income, increased 2.1% for the first nine months of 1995 from the same 1994 period. The 72.4% increase in insurance commissions for the first three quarters of 1995 over 1994 is attributable to greater opportunities resulting from the significant increase in consumer loans as well as better penetration of this product to consumer loan customers. Fee income from secondary-market mortgage loan services during 1995 is lower than 1994 due to reduced home refinancing. The relative improvement in net interest income equals the growth in fee income. Noninterest income, excluding securities gains, was 13.0% of total net interest income plus noninterest income for the nine months ended September 30, 1995 compared to 12.5% for the same 1994 period.

                                                Three Months Ended         Nine Months Ended
Table 12                                           September 30,             September 30,
Noninterest Income                               1995         1994         1995         1994
____________________________________________________________________________________________
(in thousands)
Deposit service charges                          $983         $912       $2,813       $2,754
Net securities gains                                6           12          178           62
Trust service fees                                354          279          885          885
Insurance commissions                             174           94          506          293
Other income                                      413          345        1,059          969
                                                -----        -----        -----        -----
                                               $1,930       $1,642       $5,441       $4,963
                                                =====        =====        =====        =====
Annualized Ratio:
Noninterest income
 to average assets                               0.61%        0.55%        0.59%        0.57%

NONINTEREST EXPENSE
The ratio of overhead, exclusive of the FDIC insurance refund, to revenue was 60.98% for the nine months ended September 30, 1995, compared to 61.46% for the nine months ended September 30, 1994. During the second quarter of 1995, management renewed efforts to increase productivity and improve profitability in connection with a restructuring plan designed to control the rate of increase of noninterest expense. The plan provides for a reduction of the number of employees of approximately 4%. While focused on expense reductions, the plan does encompass increased revenue volumes designed to gain some operational ratio efficiencies. There is a constant process of evaluation to attempt to reach the optimum balance between revenue and overhead. Management currently estimates that expense reduction efforts will reduce annual noninterest expense by approximately $1.0 million. The full implementation of the plan will not occur until the early part of 1996.

The annualized ratio of personnel expense has increased as a percentage of average total assets and was 1.29% for the nine months ended September 30, 1995, compared to 1.27% for the nine months ended September 30, 1994. Full-time-equivalent employees at September 30, 1995 were 498, compared to 514 at September 30, 1994. Pursuant to the terms of the acquisitions, initial steps have been taken to terminate the retirement plans at the two banks acquired in 1994. The employees of those banks became eligible to participate in the Company's ESOP and 401(k) plans this year. The previous funding cost for the defined benefit plans was greater than the Company's existing plans. Approxi-mately $80,000 of building maintenance expenditures were incurred during the third quarter of 1995 to provide more uniform appearance of locations that were previously separate banks. Management expected a double-digit percentage increase in equipment expenses for 1995. The Company has made investments in facilities and equipment as technology has advanced and the need to leverage personnel costs has intensified. Liberty Bank & Trust, the last independent operating subsidiary other than the lead bank and the savings bank, will be combined into the lead bank during the fourth quarter of 1995 to allow the personnel at all locations to better focus on quality customer service and increasing the volume of business. A small amount of redundant costs will be eliminated.

                                                Three Months Ended         Nine Months Ended
Table 13                                           September 30,             September 30,
Noninterest Expense                              1995         1994         1995         1994
____________________________________________________________________________________________
(in thousands)
Salaries                                       $3,333       $3,152      $10,057       $9,247
Employee benefits                                 594          625        1,884        1,918
Occupancy expense                                 512          404        1,367        1,240
Equipment expense                                 461          423        1,350        1,179
FDIC insurance expense                            175          571        1,174        1,681
Data processing expense                           541          514        1,605        1,504
Bank share taxes                                  341          353        1,026        1,038
Goodwill amortization                             207          207          622          622
Other expense                                   1,551        1,868        5,217        5,711
                                               ------       ------       ------       ------
                                               $7,715       $8,117      $24,302      $24,140
                                               ======       ======       ======       ======
Annualized Ratios:
Overhead ratio                                  54.25%       60.17%       59.65%       61.46%
Noninterest expense
 to average assets                               2.43         2.71         2.63         2.75

The Company's bank subsidiaries are required to pay deposit insurance assess-ments to the FDIC, to maintain significant noninterest-bearing balances with the Federal Reserve, and to pay fees to regulatory agencies for periodic examina-tions by the agencies. The decrease in FDIC insurance expense is attributable to a reduction in the rate charged. As a result of industry stability and the level of insurance fund reserves, the insurance rate was significantly lowered as of June, 1995. Commercial banking subsidiaries' rates were reduced from $0.23 to $0.04 of applicable deposits.

Beginning in 1993, FDIC insurance was based not only on deposits but also on the risk characteristics of the individual financial institutions. All of the Company's subsidiaries received the lowest applicable deposit assessment rate from the FDIC. Recent governmental dicussions about the Savings Association Insurance Fund (SAIF) may lead to a one-time assessment on all SAIF-insured deposits. The Company's savings bank subsidiary may have a potential SAIF assessment as much as $1.4 million in early 1996. Additional data processing expense was incurred in connection with the consolidation of five subsidiary banks into one bank during the last quarter of 1994 and the first three quarters of 1995. Also contributing to the 6.7% increase in data processing expense for the nine months ended September 30, 1995, is a greater volume of credit card processing. Routine data processing expense should level off in 1995 from 1994 levels after system conversions are complete. Bankshare taxes imposed by the State of Kentucky slightly decreased. One of the former subsidiary's high rate on the separate operations has been corrected by the combination with another bank. Kentucky has raised the assessment level and is attempting to significantly increase this taxation, which is based upon capital and net income of the subsidiaries.

During 1994, the Company was involved in two pooling-of-interests acquisitions. Included in other noninterest expense for the nine months ended September 30, 1994 was approximately $559,000 of professional fees relating to the mergers which were completed in the first and fourth quarters of 1994. Several compon-ents of other noninterest expense have increased primarily as a result of costs associated with expanding customer volumes and marketing.


INCOME TAXES
The increase in income tax expense for the nine months ended September 30, 1995 from the comparable 1994 period, is attributable to higher operating earnings. The effective tax rate has increased slightly, and was 29.9% for the nine months ended September 30, 1995, compared to 29.7% for the nine months ended September 30, 1994. The effective tax rate was 27.0% for the five-year period ended December 31, 1994. Higher marginal tax rates, generally lower nontaxable interest and greater nondeductible organizational costs have contributed to the recent increase in the effective tax rate. The Company manages the effective tax rate to some degree, based upon changing tax laws, particularly new alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.


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


Table 14
Interest Rate Sensitivity
 Analysis                           1-91       92-183     184 days     Total at    1 year to
September 30, 1995                  Days         Days    to 1 year       1 year      5 years        Total
_________________________________________________________________________________________________________
(in thousands)
Rate Sensitive Assets
Debt securities
  U.S.  Treasury
   and agencies                   $6,015       $4,025      $24,516      $34,556      $41,791      $76,347
  Mortgaged-backed                13,088       16,292       31,699       61,079      100,440      161,519
  Municipal bonds                  1,576          680        2,056        4,312       59,268       63,580
  Other                            7,405            0          400        7,805        4,400       12,205
                                 -------      -------      -------      -------      -------    ---------
                                  28,084       20,997       58,671      107,752      205,899      313,651
Loans                            249,405      122,563      219,824      591,792      305,589      897,381
                                 -------      -------      -------      -------      -------    ---------
                                 277,489      143,560      278,495      699,544      511,488    1,211,032
Rate Sensitive Liabilities
Deposits
  Transaction and savings        104,559          553            0      105,112      237,721      342,833
  Time                           193,204      107,069      101,698      401,971      199,270      601,241
Federal funds purchased           29,850            0            0       29,850            0       29,850
Short-term borrowings             67,091        5,449           49       72,589            0       72,589
Long-term borrowings                 201            0            0          201        7,616        7,817
                                 -------      -------      -------      -------      -------    ---------
                                 394,905      113,071      101,747      609,723      444,607    1,054,330
                                 -------      -------      -------      -------      -------    ---------
Period Gap                     ($117,416)     $30,489     $176,748      $89,821      $66,881     $156,702
                                 =======      =======      =======      =======      =======    =========

Cumulative Gap at 09/30/95     ($117,416)    ($86,927)     $89,821      $89,821     $156,702     $156,702

Cumulative Gap at 12/31/94      ($49,560)      $5,222     $125,934     $125,934     $141,779     $141,779

                                                                             24



Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks. Management expects that a slightly greater amount of assets will reprice than liabilities during the fourth quarter of 1995. This position is subject to change in response to the dynamics of the Company's balance sheet and general market conditions. Rising interest rates are likely to increase net interest income in a positive gap position (greater amount of repricing assets than liabilities) and falling rates would likely decrease net interest income. Management has slightly decreased the net asset sensitivity during the last year. At September 30, 1995, approximately $89.8 million more assets are scheduled to reprice than liabilities in the following twelve-month period, compared to approximately $125.9 million at December 31, 1994.

































                                                                             25







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

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     (27.1) Financial Data Schedules (SEC use only)

     (b) Reports on Form 8-K

               Peoples First Corporation did not file any current reports on Form 8-K during the period covered by this report.



























                                                                             26








SIGNATURES
_______________________________________________________________________________


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


                                             PEOPLES FIRST CORPORATION

                              11/07/95       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              11/07/95       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Financial Officer




























                                                                             27