Form 10-K
period 1995-12-31
PEOPLES FIRST CORP
filed 1996-03-21
CIK 718077

__________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
 of 1934, For the Fiscal Year Ended December 31, 1995
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 16, 1996: Common stock, no par value - $189,522,000.

The number of shares outstanding of the Registrant's only class of stock as of February 16, 1996: Common stock, no par value - 9,243,808 shares outstanding.

                    Documents Incorporated by Reference

Portions of Peoples First Corporation's definitive proxy statement dated March 15, 1996 are incorporated into Part III.
______________________________________________________________________1










INDEX
                                                                           Page
_______________________________________________________________________________

PART I.

Item 1.  Business                                                             3
Item 2.  Properties                                                          14
Item 3.  Legal Proceedings                                                   14
Item 4.  Submission of Matters to a Vote of Securities Holders               14

PART II.

Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters                                               15
Item 6.  Selected Financial Data                                             16
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               18
Item 8.  Financial Statements and Supplementary Data                         30
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               60

PART III.

Item 10.  Directors and Executive Officers of the Registrant                 61
Item 11.  Executive Compensation                                             62
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                                   62
Item 13.  Certain Relationships and Related Transactions                     62

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                      62

          Signatures                                                         64

PART I

Item 1.  Business

Peoples First Corporation (the "Company") is a multi-bank and unitary savings and loan holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended. In recent years, the Company has been one of the ten largest independent financial institutions headquartered in Kentucky. The Company conducts a complete range of commercial and personal banking activities in Western Kentucky through two wholly owned subsidiaries:
The Peoples First National Bank & Trust Company of Paducah ("Peoples Bank") in McCracken, Marshall, Ballard, Livingston, Calloway and Graves Counties; and, First Kentucky Federal Savings Bank of Central City in Muhlenberg, Ohio, McLean and Butler Counties. Peoples First Corporation's principal executive offices are located at 100 South Fourth Street, Paducah, Kentucky 42002-2200.

The Company is a Kentucky Corporation incorporated on March 1, 1983. The Company became a bank holding company when it acquired Peoples Bank in 1983.
The Company acquired (and subsequently merged into Peoples Bank during 1994) First Liberty Bank in 1985, First National Bank of LaCenter in 1987, Salem Bank, Inc. in 1989, Bank of Murray in 1992 and Liberty Bank and Trust in 1994. During 1994, the Company consummated the acquisition of First Kentucky Bancorp, Inc. and First Kentucky Federal Savings Bank (First Kentucky FSB), a wholly-owned subsidiary of First Kentucky. The Company acquired all of the outstanding shares of First Kentucky Bancorp, Inc. in exchange for 1,025,098 shares of Peoples First Corporation common stock. First Kentucky FSB's six locations are immediately east of the market area served by the Company's other subsidiary bank.

Dividends from Peoples Bank and First Kentucky FSB (collectively the "banks") are the principal source of cash flow for the Company. Legal limitations are imposed on the amount of dividends that may be paid by the individual banks. Although the Company may engage in other activities, subject to rules and regulations of the Federal Reserve Board and Kentucky Department of Financial Institutions, it is currently expected that the banks will remain the principal source of operating revenues.

Peoples Bank, organized in 1926, provides a full range of banking services to the Western Kentucky region through its main office in Paducah, Kentucky and twelve full service branch offices, three limited service branch offices and one business operations office. Commercial lending services provided to medium-size and small businesses, real estate mortgage lending and individual consumer lending services are the primary sources of operating revenues. Peoples Bank had total deposits of $896.9 million at December 31, 1995 and is the first or second largest commercial banking operation in each of the five counties it operates. At December 31, 1995, Peoples Bank had 426 full-time equivalent employees.

First Kentucky FSB, organized in 1934, provides a broad array of banking services to the Western Kentucky region through its main office in Central City, Kentucky and five branch offices. Residential real estate mortgage lending is the primary source of operating income. First Kentucky FSB had total deposits of $151.3 million at December 31, 1995 and is largest financial institution headquartered in their immediate West-Central Kentucky market area. At December 31, 1995, First Kentucky FSB had 64 full-time equivalent employees.

Management considers employee relations to be good with all of the bank employees, none of which are covered by a collective bargining agreement.

Competition

The banks actively compete on local and regional levels with other commercial banks and financial institutions for all types of deposits, loans, trust accounts and the provision of financial and other services. With respect to certain banking services, the banks compete with insurance companies, savings and loan associations, credit unions and other financial institutions. Many of the banks' competitors are not commercial banks or savings and loan associations. For example, the banks compete for funds with money market mutual funds, brokerage houses, and governmental and private issuers of money market instruments. The banks also compete for loans with other financial institutions and private concerns providing financial services. These include finance companies, credit unions, certain governmental agencies and merchants who extend their own credit selling to consumers and other customers. Many of the financial institutions and other interests with which the banks compete have capital resources substantially in excess of the capital and resources of the banks.

Supervision and Regulation

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act. As such, it is registered with the Federal Reserve Board (FRB) and files reports with and is subject to examination by that body.

Peoples Bank, chartered under the National Bank Act, is subject to the supervi-sion of and is regularly examined by the Comptroller of the Currency of the United States. By law, Peoples Bank is a member of the Federal Reserve System and insured members of the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). As such, they are subject to regulation by these federal agencies. First Kentucky FSB, as a federally chartered savings association, is subject to the supervision of and is regularly examined by Office of Thrift Supervision. They are subject to certain reserve requirements of the FRB and are insured members of the Savings Association Insurance Fund of the FDIC, and, as such, are subject to regulation and examined by these federal agencies.

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

Statistical Disclosures

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

A.  AVERAGE BALANCE SHEETS                       For the Year Ended December 31,
    (in thousands)                               1995         1994         1993
_______________________________________________________________________________

INTEREST-EARNING ASSETS
Short-term investments                         $2,877       $3,831      $10,579
Taxable securities                            251,107      285,242      318,861
Non-taxable securities                         64,835       69,731       71,001
Loans (1)                                     865,707      755,314      660,345
                                            ---------    ---------    ---------
                                            1,184,526    1,114,118    1,060,786
NONINTEREST-EARNING ASSETS
Cash and due from banks                        33,515       34,878       33,974
Allowance for loan losses                     (12,691)     (11,524)      (9,827)
Other assets                                   40,582       40,800       41,542
                                            ---------    ---------    ---------
                                           $1,245,932   $1,178,272   $1,126,475
                                            =========    =========    =========

INTEREST-BEARING LIABILITIES
Transaction accounts                         $253,689     $235,918     $228,146
Savings deposits                               87,618      106,891      105,191
Time deposits                                 598,514      567,438      555,689
Short-term borrowings                          86,400       51,489       31,761
Long-term borrowings                            7,946       13,644       17,956
Other liabilities                               1,292        1,201          944
                                            ---------    ---------    ---------
                                            1,035,459      976,581      939,687

NONINTEREST-BEARING LIABILITIES
Demand deposits                                82,752       85,307       78,178
Other liabilities                               9,176        8,391        9,471

STOCKHOLDERS' EQUITY                          118,545      107,993       99,139
                                            ---------    ---------    ---------
                                           $1,245,932   $1,178,272   $1,126,475
                                            =========    =========    =========

(1) Nonperforming loans are included in
    average loans

B. ANALYSIS OF NET INTEREST EARNINGS             For the Year Ended December 31,
   (in thousands)                                1995         1994         1993
_______________________________________________________________________________

INTEREST INCOME
Short-term investments                           $160         $169         $335
Taxable securities                             16,082       17,493       20,006
Non-taxable securities (TE) (2)                 5,847        6,302        6,487
Loans (TE) (2)                                 78,573       62,520       56,178
                                               ------       ------       ------
                                              100,662       86,484       83,006

INTEREST EXPENSE
Transaction accounts                            9,101        6,970        5,854
Saving deposits                                 2,460        2,996        3,980
Time deposits                                  34,047       25,744       25,927
Short-term borrowings                           4,939        2,169        1,026
Long-term borrowings                              515          900        1,150
Other liabilities                                  90           76           60
                                               ------       ------       ------
                                               51,152       38,855       37,997
                                               ------       ------       ------
NET INTEREST INCOME (TE) (2)                   49,510       47,629       45,009
TE Basis Adjustment                            (1,916)      (2,080)      (2,161)
                                               ------       ------       ------
NET INTEREST EARNINGS                         $47,594      $45,549      $42,848
                                               ======       ======       ======

(2) Tax equivalent (TE) interest income is based upon a Federal income tax rate of 35%.

B. AVERAGE YIELDS AND RATES PAID                 For the Year Ended December 31,
                                                 1995         1994         1993
_______________________________________________________________________________

AVERAGE YIELDS FOR INTEREST-EARNING ASSETS
Short-term investments                           5.56%        4.41%        3.17%
Taxable securities                               6.40%        6.13%        6.27%
Non-taxable securities (TE) (2)                  9.02%        9.04%        9.14%
Loans (TE) (1) (2)                               9.08%        8.28%        8.51%
All interest-earning assets                      8.50%        7.76%        7.82%

AVERAGE RATES FOR INTEREST-BEARING LIABILITIES
Transaction accounts                             3.59%        2.95%        2.57%
Saving deposits                                  2.81%        2.80%        3.78%
Time deposits                                    5.69%        4.54%        4.67%
Short-term borrowings                            5.72%        4.21%        3.23%
Long-term borrowings                             6.48%        6.60%        6.40%
Other liabilities                                6.97%        6.33%        6.36%
All interest-bearing liabilities                 4.94%        3.98%        4.04%
                                                 ----         ----         ----
NET INTEREST-RATE SPREAD (TE) (2)                3.56%        3.78%        3.78%
                                                 ====         ====         ====

NET YIELD ON INTEREST-EARNING ASSETS             4.18%        4.28%        4.24%
                                                 ====         ====         ====

(1) Nonperforming loans are included in
    average loans
(2) Tax equivalent (TE) interest income is based upon a Federal income tax rate of 35%.

C. FOR THE LAST TWO FISCAL YEARS

CHANGES ATTRIBUTABLE TO VOLUME AND RATE        Change       Due to       Due to
(in thousands)                              1995/1994       Volume     Rate (3)
_______________________________________________________________________________

INTEREST INCOME
Short-term investments                            ($9)        ($42)         $33
Taxable securities                             (1,411)      (2,093)         682
Non-taxable securities (TE) (2)                  (455)        (442)         (13)
Loans (1) (2)                                  16,053        9,138        6,915
                                               ------
                                               14,178        5,465        8,713
INTEREST EXPENSE
Transaction accounts                            2,131          525        1,606
Saving deposits                                  (536)        (540)           4
Time deposits                                   8,303        1,410        6,893
Short-term borrowings                           2,770        1,471        1,299
Long-term borrowings                             (385)        (376)          (9)
Other liabilities                                  14            6            8
                                               ------
                                               12,297        2,343        9,954
                                               ------       ------       ------
NET INTEREST EARNINGS (TE) (2)                 $1,881       $3,122      ($1,241)
                                               ======       ======       ======

(1) Nonperforming loans are included in average loans.
(2) Tax equivalent (TE) net interest income is based upon a Federal income tax rate of 35%.
(3) Changes due to both rate and volume are included in due to rate.

CHANGES ATTRIBUTABLE TO VOLUME AND RATE        Change       Due to       Due to
(in thousands)                              1994/1993       Volume     Rate (3)
_______________________________________________________________________________

INTEREST INCOME
Short-term investments                          ($166)       ($214)         $48
Taxable securities                             (2,513)      (2,109)        (404)
Non-taxable securities (TE) (2)                  (185)        (116)         (69)
Loans (TE) (1)                                  6,342        8,079       (1,737)
                                               ------
                                                3,478        4,173         (695)

INTEREST EXPENSE
Transaction accounts                            1,116          199          917
Saving deposits                                  (984)          64       (1,048)
Time deposits                                    (183)         548         (731)
Short-term borrowings                           1,143          637          506
Long-term borrowings                             (250)        (276)          26
Other liabilities                                  16           16           (0)
                                               ------
                                                  858        1,492         (634)
                                               ------       ------       ------
NET INTEREST INCOME (TE) (2)                   $2,620       $2,681         ($61)
                                               ======       ======       ======

(1) Nonperforming loans are included in average loans.
(2) Tax equivalent (TE) net interest income is based upon a Federal income tax rate of 35%.
(3) Changes due to both rate and volume are included in due to rate.

II.  Security Portfolios

A. Footnote 4 to the Consolidated Financial Statements included herein on page 41 presents the book value as of the end of 1995 and 1994 of securities by type of security.

B. Footnote 4 to the Consolidated Financial Statements included herein on page 41 presents the amortized cost, estimated market value and the weighted average yield of securities at December 31, 1995, by contractual maturity range.

C. As of December 31, 1995, the Company owned no securities (other than U. S. Government and U. S. Government agencies and corporations) issued by one issuer for which the book value exceeded ten percent of stockholders' equity.

III.  Loan Portfolio

A. The table of Types of Loans in Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) included herein on page 19 presents the amount of all loans in various categories as of the end of 1995 and 1994.

B. The following table presents the maturities in the loan portfolio, excluding commercial paper, real estate mortgage, installment, consumer revolving credit and other loans at December 31, 1995:

Loan Portfolio Maturities         1 year       1 to 5         Over
December 31, 1995                or less        years      5 years        Total
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural               $56,579      $33,956      $23,394     $113,929
Real estate construction          17,989          555          842       19,386
                                 -------      -------      -------      -------
                                 $74,568      $34,511      $24,236     $133,315
                                 =======      =======      =======      =======

The amounts of these loans due after one year which have predetermined rates and adjustable rates are $19.0 million and $39.7 million, respectively.

C. Risk Elements

1. The table of Nonperforming Assets in MDA included herein on page 21 states the amount of nonaccrual, past due and restructured loans. The following table states the gross interest income that would have been recorded for the years ended December 31, 1991 through 1995, if the nonaccrual and renegotiated loans had been current in accordance with their original terms, and the amount of interest income that was included in net income for each year:

Interest Income on Nonaccrual
  and Restructured Loans
Year ended December 31,             1995         1994         1993         1992         1991
________________________________________________________________________________
(in thousands)

Contractual interest                $421         $209         $407         $434         $584
Interest recognized                  351          192          279          173          462

2.  Potential Problem Loans

Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At December 31, 1995, loans with a total principal balance of $14.3 million had been identified that may become nonperforming in the future, compared to $14.8 million at December 31, 1994.
Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms. The identified potential problem loan totals consist of many different loans and are generally loans for which the collateral appears to be sufficient but that have potential financial weakness evidenced by internal credit review's analysis of historical financial information. At December 31, 1995, a total of $3.5 million of potential problem loans were to three borrowers.

3.  Foreign Outstandings

There were no foreign outstandings at anytime during the last three years.

4.  Loan Concentrations

As of December 31, 1995, there was no concentration of loans exceeding 10% of total loans which are not otherwise disclosed in the Types of Loans table pursuant to III. A. There were no amounts loaned in excess of 10% of total loans to a multiple of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Most loans are originated in the immediate market area of the banks.

D. Other Interest Bearing Assets

The Company has no other interest earning assets that would be required to be disclosed under Item III. C.1. or 2. if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The following table presents an analysis of loss experience and the allow-ance for loan losses for the years ended December 31, 1995, 1994, 1993, 1992 and 1991:

Analysis of the Allowance
  for Loan Losses
Year ended December 31,             1995         1994         1993         1992         1991
________________________________________________________________________________
(in thousands)
Balance at beginning of
 year                            $12,188      $10,715       $8,606       $6,420       $5,880
Balance of subsidiary bank
 at acquisition                       --           --           --        1,485           --
Provision charged to
 expense                           2,167        1,723        2,541        3,246        2,338
Loan charge-offs
  Commercial, financial
   and agricultural                 (450)        (248)        (463)      (1,893)        (794)
  Real estate mortgage              (225)         (81)        (240)        (440)        (714)
  Installment loans                 (540)        (279)        (317)        (516)        (448)
  Consumer revolving
   credit                            (92)         (78)         (24)         (58)         (63)
                                  ------       ------       ------       ------       ------
                                  (1,307)        (686)      (1,044)      (2,907)      (2,019)

Loan charge-off recoveries
  Commercial, financial
   and agricultural                  133          339          376          187           85
  Real estate mortgage                63            9          110           33           27
  Installment loans                  117           76          122          137          103
  Consumer revolving
   credit                             10           12            4            5            6
                                  ------       ------       ------       ------       ------
                                     323          436          612          362          221
                                  ------       ------       ------       ------       ------
Net loan charge-offs                (984)        (250)        (432)      (2,545)      (1,798)
                                  ------       ------       ------       ------       ------
Balance at end of year           $13,371      $12,188      $10,715       $8,606       $6,420
                                  ======       ======       ======       ======       ======


Year end balance of loans       $914,497     $805,947     $704,037     $625,278     $486,576
Average loans outstanding        865,707      755,314      660,345      568,477      477,162
Allowance / year end loans          1.46%        1.51%        1.52%        1.38%        1.32%
Provision / net chargeoffs        220.22%      689.20%      588.19%      127.54%      130.03%
Nonperforming assets               5,335        4,841        6,088        7,803        8,070
Potential problem loans           14,300       14,800       22,400       16,284       21,456


B. The following tables present a breakdown of the allowance for loan losses at December 31, 1995, 1994, 1993, 1992 and 1991:

Allocation of the Allowance
  for Loan Losses
December 31,                        1995         1994         1993         1992         1991
____________________________________________________________________________________________
(in thousands)
Commercial, financial
 and agricultural                 $2,951       $5,899       $5,186       $4,014       $2,891
Real estate mortgage               5,632        3,691        3,245        2,515        1,719
Consumer loans                     4,549        2,402        2,112        1,927        1,690
Consumer revolving credit            239          196          172          150          120
                                  ------       ------       ------       ------       ------
                                 $13,371      $12,188      $10,715       $8,606       $6,420
                                  ======       ======       ======       ======       ======
Percent of Loans in Each
 Category to Total Loans
December 31,                        1995         1994         1993         1992         1991
____________________________________________________________________________________________
(in thousands)

Commercial, financial
 and agricultural                   12.5%        13.9%        16.9%        19.5%        22.6%
Real estate mortgage
  Construction                       2.1%         2.4%         1.7%         0.9%         0.9%
  Residential mortgage              39.9%        39.5%        38.3%        38.7%        39.5%
  Commercial mortgage               17.3%        17.3%        18.1%        16.6%        12.4%
Consumer loans                      28.0%        26.6%        24.6%        23.6%        24.0%
Other                                0.2%         0.3%         0.4%         0.7%         0.6%
                                   -----        -----        -----        -----        -----
                                   100.0%       100.0%       100.0%       100.0%       100.0%
                                   =====        =====        =====        =====        =====

V. DEPOSITS

A.B.  Average Balances and Rates Paid by Deposit

The Average Balance Sheets table and Average Yields and Rates Paid table in-cluded herein on pages 5 and 7 present the average amount of and the average rate paid for the years ended December 31, 1995, 1994 and 1993.

C. Foreign Deposits

The Company had no foreign deposits during the past three years.

D.E.  Maturity Distribution of Time Deposits of $100,000 or More

The following table states the amount of time certificates of deposit at December 31, 1995, of $100,000 or more by maturity:

Maturity of $100,000 Time Deposits
December 31, 1995
_______________________________________________________________________________
(in thousands)

Maturing 3 months or less                                               $19,379
Maturing over 3 months through 6 months                                  13,580
Maturing over 6 months through 12 months                                 22,713
Maturing over 12 months                                                  40,423
                                                                         ------
                                                                        $96,095
                                                                         ======

                                                 For the Year Ended December 31,
VI.  RETURN ON EQUITY AND ASSETS                 1995         1994         1993
_______________________________________________________________________________

1.  Return on average assets                     1.19%        1.11%        1.14%
2.  Return on average equity                    12.46%       12.15%       12.92%
3.  Dividend payout ratio                       31.85%       29.08%       26.28%
4.  Equity to assets ratio                       9.51%        9.17%        8.80%


VII.  SHORT-TERM BORROWINGS

A. Footnote 7 to the Consolidated Financial Statements included herein on page 47 presents for each category of short-term borrowings, the amounts outstanding at the end of the reported periods, the weighted average interest rate, the maximum amount of borrowings in each catergory at any month-end and the approximate weighted interest rate.

Item 2.  PROPERTIES

The Company's investments in premises and equipment are comprised of properties owned and leased by the banks. Peoples Bank owns the building housing its main offices, which contains 17,325 square feet of space and is located at 401 Kentucky Avenue. Peoples Bank also owns its Service Center, located at 100 South Fourth Street, which contains 50,000 square feet of space and houses the Company's executive offices. Of the twenty-four other banking offices of the banks, twenty-one are owned and three are leased by their respective bank.

Item 3.  LEGAL PROCEEDINGS - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

Market Information, Dividends
The registrant's only class of common stock is traded on the National Associa-tion of Securities Dealers Automated Quotation System National Market System. Peoples First Corporation's common stock symbol is "PFKY". Share and per share information have been adjusted to give effect to the two-for-one stock split on January 4, 1994 and 5% stock dividends declared on April 19, 1995 and January 17, 1996. The high and low stock prices and the quarterly dividends declared on the Company's common stock for each quarter of 1995 and 1994 are as follows:

High and Low Stock Prices          First       Second        Third       Fourth
  Dividends Declared             quarter      quarter      quarter      quarter
_______________________________________________________________________________

High 1995                         $18.14       $18.33       $21.67       $22.38
Low 1995                           15.65        15.95        17.38        20.00
Cash dividends declared            0.109        0.109        0.143        0.143

High 1994                         $25.85       $23.13       $22.22       $19.73
Low 1994                           21.32        19.95        19.05        14.74
Cash dividends declared            0.095        0.095        0.109        0.109

Holders
The approximate number of holders of registrant's only class of common stock as of February 16, 1996, was 2,827.

Item 6.  SELECTED FINANCIAL DATA

December 31,                        1995         1994         1993         1992         1991
____________________________________________________________________________________________
(in thousands)
Interest-Earning Assets
Loans, net of allowance         $901,126     $793,759     $693,322     $616,671     $480,157
Securities                       306,642      333,527      375,366      394,383      274,095
Short-term investments                 0            0        3,100       15,525        9,650
                               ---------    ---------    ---------    ---------    ---------
                               1,207,768    1,127,286    1,071,788    1,026,579      763,902
Cash and due from banks           37,524       39,333       42,591       44,548       42,434
Premises and equipment            18,226       16,980       16,698       16,490       12,876
Other assets                      24,078       26,957       25,429       26,803       13,579
                               ---------    ---------    ---------    ---------    ---------
                              $1,287,596   $1,210,556   $1,156,506   $1,114,420     $832,791
                               =========    =========    =========    =========    =========
Liabilities and Stockholders' Equity
Interest-bearing deposits       $960,744     $910,598     $906,646     $898,285     $680,901
Noninterest-bearing deposits      86,360       87,985       86,250       78,643       52,852
Federal funds purchased           15,100       41,500       12,600            0            0
Short-term borrowings             78,369       43,067       19,902       19,606       25,395
Long-term borrowings               7,757        9,536       16,555       16,137          335
Other liabilities                 11,094        7,607        8,182        8,095        6,987
                               ---------    ---------    ---------    ---------    ---------
                               1,159,424    1,100,293    1,050,135    1,020,766      766,470
Stockholders' equity             128,172      110,263      106,371       93,654       66,321
                               ---------    ---------    ---------    ---------    ---------
                              $1,287,596   $1,210,556   $1,156,506   $1,114,420     $832,791
                               =========    =========    =========    =========    =========

____________________________________________________________________________________________
As more fully explained in Note 2. to the consolidated financial statements, additional banking organizations were acquired in 1994 and 1992.


















                                                                             16




Year ended December 31,             1995         1994         1993         1992         1991
____________________________________________________________________________________________
(in thousands except per share data)

Results of Operations
Interest income                  $98,746      $84,404      $80,845      $79,839      $73,331
Interest expense                  51,152       38,855       37,997       42,768       45,086
                                  ------       ------       ------       ------       ------
Net interest income               47,594       45,549       42,848       37,071       28,245
Provision for loan losses          2,167        1,723        2,541        3,246        2,338
Net interest income after         ------       ------       ------       ------       ------
  provision for loan losses       45,427       43,826       40,307       33,825       25,907
Noninterest income                 8,037        7,101        6,683        6,696        4,740
Noninterest expense               32,251       32,337       29,373       25,942       19,674
                                  ------       ------       ------       ------       ------
Income before tax expense         21,213       18,590       17,617       14,579       10,973
Income tax expense                 6,446        5,465        4,807        4,074        2,766
                                  ------       ------       ------       ------       ------
Net Income                       $14,767      $13,125      $12,810      $10,505       $8,207
                                  ======       ======       ======       ======       ======

Average shares outstanding         9,383        9,302        9,321        8,603        7,336
Net income per common share        $1.57        $1.41        $1.37        $1.23        $1.05
Cash dividends per common
  share                             0.50         0.41         0.36         0.33         0.28

______________________________________________________________________________
Shares outstanding and per share amounts have been adjusted for a two-for-one stock split on January 4, 1994 and 5% stock dividends on April 19, 1995 and January 17, 1996.

As more fully explained in Note 2. to the consolidated financial statements, additional banking organizations were acquired in 1994 and 1992.

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

The Company operates principally in a single business segment offering general commercial and savings bank services. The following table provides certain subsidiary, parent company and consolidated information for 1995:

Table 1
Disaggregated Data                                           First    Parent Co
As of and for the year                        Peoples     Kentucky    and elimi-      Consol-
 ended December 31, 1995                         Bank          FSB      nations       idated
____________________________________________________________________________________________
(dollars in thousands)
Net income                                    $13,601       $1,712        ($546)     $14,767
Average assets                              1,069,827      176,356         (251)   1,245,932
Return on average equity                        13.02%       12.23%                    12.46%
Average equity / assets                          9.77         7.94                      9.51
Net interest margin                              4.37         3.12                      4.18
Provision for loan losses /
 average loans                                   0.27         0.08                      0.25
Allowance for loan loss /
 loans outstanding                               1.52         0.94                      1.46
Overhead ratio                                   0.55         0.56                      0.56

EARNING ASSETS
Average earning assets of the Company for 1995, increased 6.3%, or $70.4 million to $1,184.5 million from $1,114.1 million for 1994. This compares to growth of earning assets, excluding the purchase of three branch bank locations in 1992, of 5.0% and 3.4%, for 1994 and 1993, respectively. Loan growth during the last three years has been partially funded with reductions in securities, the other significant earning asset category. The Company maintains a consistently favorable ratio of average earning assets to average total assets. The ratio was 95.1% for 1995, compared to 94.6% and 94.2% for 1994 and 1993, respectively. Loans are the Company's primary earning asset. Management believes the Company should be a prominent lender. Average loans for 1995 increased 14.6%, or $110.4 million, to $865.7 million. Internal average loan growth for 1994 and 1993 was 14.4% and 8.6%, respectively. The changing mix of earning assets was favorable during the last two years. Average loans for 1995 were 73.1% of of total average earning assets, compared to 67.8% and 62.2% during 1994 and 1993, respectively. Prior to 1993, loans had been a decreasing portion of earning assets. Management's desire for promininence in area lending and a slowed growth of deposits used for investment in securities has lead to the improved earning asset composition.

Table 2
Average Earning Assets
Year ended December 31,                          1995         1994         1993
_______________________________________________________________________________
(dollars in thousands)

Total average earning assets               $1,184,526   $1,114,118   $1,060,786
Percent of average earning assets
  Average loans                                  73.1%        67.8%        62.2%
  Average securities                             26.7         31.9         36.8
  Average other earning assets                    0.2          0.3          1.0


The Company primarily directs lending activities to its regional market from which deposits are drawn. Management has focused on secured lending and the growth of real estate mortgage and consumer loans during the last three years.

Table 3
Types of Loans
December 31,                        1995         1994         1993         1992         1991
____________________________________________________________________________________________
(in thousands)
Commercial, financial
  and agricultural              $113,929     $111,929     $118,906     $122,188     $109,986
Real estate
  Construction                    19,386       19,421       12,255        5,472        4,524
  Residential mortgage           364,607      318,551      269,265      242,134      191,985
  Commercial mortgage            158,429      139,629      127,666      103,808       60,308
Consumer, net                    255,975      214,309      173,191      147,413      116,891
Loans held for sale                  708          156          504        1,241           --
Other                              1,463        1,952        2,250        3,022        2,882
                                 -------      -------      -------      -------      -------
                                $914,497     $805,947     $704,037     $625,278     $486,576
                                 =======      =======      =======      =======      =======

A portion of the proceeds from the sale and maturity of securities and the principal collected on mortgage-backed securities was used to fund loan growth. Average securities decreased $39.0 million during 1995 and $34.9 million during 1994. The Company maintains a portfolio of securities held for sale as an available source of funding for loan growth. U. S. treasury and agency obligations represent approximately 75.5% of the securities portfolios at December 31, 1995.

At December 31, 1995, mortgage-backed securities which included Real Estate Mortgage Investment Conduit (REMIC) and CMO instruments were approximately 51.8% of the securities portfolios, compared to approximately 46.0% at December 31, 1994. The REMIC issues are 100% U. S. agencies issues. The CMO issues are marketable, collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues held are currently rated AA or AAA by either Standard & Poors or Moody's. Approximately 19.4% of the mortgage-backed securities are floating-rate issues, the majority being indexed to the Constant Maturity Treasury index. Management's normal practice is to purchase securities at or near par value to reduce risk of premium write-offs resulting from unexpected prepayments.

At December 31, 1995, the Company did not have any structured notes (as currently defined by regulatory agencies) in the securities portfolios since management believes the uncertainty of cash flows from these securities, which are driven by interest-rate movements, could expose the Company to greater market risk than traditional securities.


FUNDING
Average 1995 deposits increased 2.7%, or $27.0 million to $1,022.6 million from $995.6 million for 1994. Local markets for deposits are competitive. Core deposits, the Company's most important and stable funding source, are a decreasing portion of average interest-bearing liabilities. The core deposit base is supplemented with brokered deposits, short-term and long-term borrowings to fully fund loan growth. Average brokered deposits amounted to $24.7 million, $22.1 million and $8.0 million for the years ended December 31, 1995, 1994 and 1993, respectively. Average short-term and long-term borrowings were $94.3 million for 1995, up from $65.1 million for 1994 and $49.7 million for 1993.

Table 4
Average Interest-bearing Liabilities             1995         1994         1993
_______________________________________________________________________________
(dollars in thousands)

Total average interest-bearing
 liabilities                                 $1,035.5       $976.6       $939.7
Percent of average total interest-
 bearing liabilities
  Average core deposits                          88.4%        90.9%        93.8%
  Average short-term borrowings                   8.3          5.3          3.4
  Average long-term borrowings                    0.8          1.4          1.9


Management anticipates an increasing need to rely on more volatile purchased liabilities. The Company's subsidiary banks have obtained various short-term and long-term advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the subsidiary banks to borrow additional funds from the FHLB to fund mortgage loan programs and satisfy other funding needs.

NONPERFORMING ASSETS AND RISK ELEMENTS
As illustrated in Table 5, nonperforming assets, which include nonperforming loans and foreclosed property, have generally declined over the last three years. Nonperforming assets as a percentage of total loans and other real estate declined to 0.58% at December 31, 1995 compared to 0.60% and 0.86% at December 31, 1994 and 1993, respectively. A small number of loans and one tract of undeveloped land, portions of which have been sold, represent most of the nonperforming balance for the last three years. The decline in nonperforming assets reflects good economic conditions in the area and the Company's comphrehensive loan administration and workout procedures. Also, diversification within the loan portfolio is an important means of reducing inherent lending risks. At December 31, 1995, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

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

Table 5
Nonperforming Assets
December 31,                        1995         1994         1993         1992         1991
____________________________________________________________________________________________
(in thousands)
Nonaccrual loans                  $1,817         $531         $835       $3,883       $3,536
Renegotiated loans                 2,874        2,741        2,995        1,259        1,296
Other real estate owned              644        1,569        2,258        2,661        3,238
                                   -----        -----        -----        -----        -----
                                  $5,335       $4,841       $6,088       $7,803       $8,070
                                   =====        =====        =====        =====        =====
Nonperforming assets as a
  percent of total loans
  and other real estate             0.58%        0.60%        0.86%        1.24%        1.65%
Loans past due ninety
  days and still accruing
  interest                        $1,471       $1,838         $503         $389         $408
Allowance for loan losses
  coverage of nonperform-
  ing assets                         251%         252%         176%         110%          80%

Management continues to exert efforts to monitor and minimize nonperforming assets even though the nonperforming totals are significantly lower than peer bank holding company ratios. A significant focus on underwriting standards is maintained by management and the subsidiary bank boards. Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At December 31, 1995, loans with a total principal balance of $14.3 million have been identified that may become nonperforming in the future, compared to $14.8 million at December 31, 1994 and $22.4 million at December 31, 1993. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.


CAPITAL RESOURCES AND DIVIDENDS
The Company's strong capital position and overall financial strength provide flexibility when management evaluates opportunities to improve stockholder value. Stockholders' equity was 10.0% of assets at December 31, 1995, an increase from 9.1% at December 31, 1994. Exclusive of unrealized net gain and loss on securities held for sale, net of applicable income taxes, stockholders' equity increased $12.4 million, or 10.8%, during 1995, and increased $10.4 million, or 9.9%, during 1994. The capital base has been strengthened through earnings retention and issuance of common stock through various shareholder and employee plans. The earnings retention rate, which the board of directors adjusts through declaration of cash dividends, was 68.2% for 1995, 70.9% for 1994 and 73.7% for 1993. Proceeds from the sale of common stock through shareholder and employee plans amounted to $2.2 million in 1995, $1.0 million in 1994 and $1.2 million in 1993. Unrealized gain or loss on securities held for sale, net of applicable income taxes, are recorded directly to stockholders' equity. For 1995 stockholders' equity was increased by $5.6 million, for 1994 was decreased by $6.5 million and for 1993 was increased by $1.9 million to record the change during the year in the fair value of securities held for sale. The board of directors develops and reviews the capital goals and policies of the consolidated entity and each of the subsidiary banks. The Company's capital policies are designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and to leverage stockholders' equity to a desirable degree. Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At December 31, 1995, approximately $23.9 million in retained earnings of subsidiary banks was available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards.

The board of directors raised the quarterly dividend to $0.109 per share in the third quarter of 1994 and to $0.143 per share in the third quarter of 1995. Stock dividends of 5% were declared in April 1995 and in Janaury 1996. On Janaury 17, 1996, the board of directors approved the purchase of up to 400,000 shares of the Company's common stock in the open market during the following eighteen to twenty-four month period. Shares acquired may be used in conjunction with the Company's stock dividend program.

An important measure of capital adequacy of a banking institution is its risk-based capital ratios. Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses and growth expectations, management expects all of the reporting entities' risk-based capital ratios to continue to exceed regulatory minimums. At December 31, 1995 and 1994, the Company and the subsidiary banks' ratios were as follows:
                                                                             22







Table 6
Risk-based capital                        Total                     Tier I                Leverage ratio
December 31,                        1995         1994         1995         1994         1995         1994
_________________________________________________________________________________________________________
Company                            14.24%       14.31%       13.00%       13.05%        9.30%        8.82%
Peoples First National Bank        13.53        13.87        12.28        12.62         9.29         9.04
First Kentucky Federal
 Savings Bank                      20.08        20.05        18.98        18.90         8.74         7.89

RESULTS OF OPERATIONS
Net income increased 13.0% in 1995, reaching a record level of $14.8 million, compared to an increase of 2.3% in 1994 when net income totaled $13.1 million. On a per common share basis, net income increased 11.3% to $1.57 per share for the year ended December 31, 1995, compared to an increase of 2.9% to $1.41 per share for the year ended December 31, 1994. Net income per common share for the fourth quarter of 1995 increased 18.9% to $0.44 from $0.37 for the fourth quarter of 1994. The earnings increases were primarily due to increased interest income due in part to strong loan demand in 1995 and 1994. Reductions in deposit insurance expense due to the level of FDIC capitalization and the absence of acquisition related expense contributed to the 1995 earnings increase. Earnings performance for 1994 was negatively impacted by transaction costs of approximately $0.06 per share related to two acquisitions completed during the year.

Return on average stockholders' equity for the years ended December 31, 1995, 1994 and 1993 was 12.46%, 12.15% and 12.92%, respectively. Return on average assets for the years ended 1995, 1994 and 1993 was 1.19%, 1.11% and 1.14%, respectively.


NET INTEREST INCOME
The amount by which interest earned on assets exceeds the interest paid on sup-porting funds, constitutes the primary source of income for the Company. Measured on a fully taxable equivalent (TE) basis, net interest income for the year ended December 31, 1995, increased 4.0%, or $1.9 million to $49.5 million compared to $47.6 million for 1994. For the year ended December 31, 1994, net interest income (TE) increased 5.8%, or $2.6 million from $45.0 million for 1993. As expected, 1995's increase is attributable to growth in the volume of average earning assets while the net interest margin decreased 10 basis points from 1994. Substantially all of 1994's increase is attributable to growth in the volume of average earning assets. Net interest income (TE) as a percent of average earning assets was 4.18%, 4.28% and 4.24% for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company's concentration in residential real estate loans, competition for increased loan volumes and reliance on time deposits and non-core funding results in narrower interest spreads. The subsidiary banks generally maintain a relatively balanced position between volumes of rate-repricing assets and liabilities to guard to some degree against adverse effects to net interest income from possible fluctuations in interest rates. Low levels of nonperforming loans favorably contributed to margins each period.


PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. The provision for loan losses amounted to $2.2 million for 1995, an increase of 29.4% compared to $1.7 million in 1994, which was a decrease of 32.0% compared to $2.5 million in 1993. The 1995 increase was required to reflect the growth in outstanding loans and chargeoffs. The 1994 decrease was influenced by declines in net charge-offs, nonperforming assets and potential problem loans. The provision for loan losses as a percentage of average loans was 0.25% for the year ended December 31, 1995, up from 0.23% for the year ended December 31, 1994 and compared to 0.38% for the year ended December 31, 1993.

Net loan chargeoffs over the last three years were at levels below historical trends. Net chargeoffs for 1995 were $1.0 million compard to $0.3 million for 1994 and $0.4 million for 1993. As a percentage of average loans, net chargeoffs were 0.11% for 1995, up from 0.03% for 1994 and 0.07% for 1993, periods of unusually low net chargeoffs. Net chargeoffs as a percent of average loans were 0.21% for the five-year period ended December 31, 1995. The allowance for loan losses is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes. At December 31, 1995, the allowance for loan losses is 1.46% of outstanding loans compared 1.51% of outstanding loans at December 31, 1994. The December 31, 1995 allowance is 251% of nonperforming assets compared to 252% at December 31, 1994.


NONINTEREST INCOME
Fees from traditional deposit services as well as revenues from insurance, brokerage activities and other commission business have been increased by management's focus on improving all areas of noninterest income during the last three years. Noninterest income amounted to $8.0 million in 1995, a 12.7% increase compared to $7.1 million in 1994 which was an increase of 6.0% compared to $6.7 million in 1993. Excluding net securities gains, the 1995 and 1994 increases were more comparable and were 11.6% and 9.1%, repectively.

Service charges on deposit accounts, the largest component of noninterest income, increased 4.1% in 1995 and 11.2% in 1994. Net gains of $178,143, $62,309 and $230,642, were recognized in 1995, 1994 and 1993, respectively. Securities held for sale, primarily mortgage-backed securities, totaling $12.1 million, $11.9 million and $21.9 million, respectively, were sold to reduce, to the extent possible, the Company's interest rate sensitivity on assets in response to changing interest rates and prepayment risks as a part of the Company's asset/liability strategies.

The Company has shown small growth in the amount of trust assets managed. Fees from personal and pension lines of business for the last three years have been relatively the same. The 41.3% and 48.3% increases in insurance commissions in 1995 and 1994, over prior respective years, are attributable to greater opportunities resulting from the significant increase in consumer loans as well as better penetration of this product to customers. As expected, fee income from secondary-market mortgage loan services during 1995 and 1994 were lower than 1993 due to the unusually large amount of home refinancing in 1993. In 1995, the Company sold its student loan portfolio and changed to a fee income program from the previous practice of originating and holding the loans. The Company made available two new financial services during 1994 to bank customers. Management believes that investment brokerage services and property and casualty insurance products made available in 1994 will generate a higher level of fees in 1996 than in the first two introductory years. The relative improvement in fee income is slightly more than the growth in net interest income. Noninterest income excluding securities gains was 13.7% of total net tax-equivalent interest income plus noninterest income for 1995, compared to 12.9% for 1994 and 12.5% for 1993. Management expects this trend to continue into 1996.


NONINTEREST EXPENSE
After rising in 1994, the ratio of noninterest expense net of noninterest income exclusive of securities gains to average total assets fell in 1995. The ratio was 1.96% for 1995, 2.15% for 1994 and 2.03% for 1993. Since internal asset growth has slowed, management continues to focus on controlling the rate of increase of noninterest expense by reconfiguring certain functions to gain more employee productivity. The Company consolidated six of the previously separate corporate subsidiaries into one bank during 1995 and 1994 to allow the personnel at all locations to better focus on consistent quality customer service, increasing the volume of business and to reduce a small amount of redundant costs.

Noninterest expense decreased 0.3% in 1995 due to reduced deposit insurance rates and the absence of merger-related professional fees. This compares to an increase of 10.1% in 1994 when all categories of noninterest expense rose. Salaries and employee benefits increased 6.0% in 1995, compared to 6.3% in 1994. Staffing levels were approximately the same at December 31, 1995 and 1993. The Company has made investments in facilities and equipment of approximately $6.9 million during the last three years as technology has advanced and the need to leverage personnel costs has intensified. Occupancy expense increased 5.5% in 1995 and 6.2% in 1994. Equipment expense increased 13.2% in 1995 and 16.2% in 1994 due to depreciation and maintenance of new equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from two to ten years for equipment. Much of the recent years' equipment purchases are electronic and technology sensitive items which the Company depreciates over a five year or shorter period. Management plans to continue to invest in techology for new product delivery systems.

The Federal Deposit Insurance Corporation (FDIC) currently administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The BIF and SAIF were established primarily to insure the depositors of insured banks and savings associations and to finance the resolution of failed institutions. The Company's lead bank subsidiary pays deposit insurance premiums to the BIF and the Company's other subsidiary pays deposit insurance premiums to the SAIF based on a rate applied to their respective assessable deposits. Beginning in 1993, the assessments were based not only on deposits but also on the risk characteristics of the individual financial institutions. Both of the Company's subsidiaries received the lowest applicable deposit assessment rates from the FDIC.

Assessments for deposit insurance were $1.3 million, $2.3 million and $2.1 million in 1995, 1994 and 1993, respectively. The decrease in FDIC insurance expense is attributable to a BIF refund and rate reduction. During September 1995, as a result of the stability of the commercial bank industry and the level of insurance fund reserves, the FDIC refunded the lead bank a portion of the deposit-insurance premiums paid and reduced rates. The Company accounted for the BIF refund in the third quarter when received as a component of operating income.

Congress is considering a variety of legislation that will recapitalize the SAIF through a special assessment on the assessable deposits of SAIF member institutions such as the Company's savings association subsidiary. At December 31, 1995, the Company had not accrued a liability for the potential special assessment. The expense for any special assessment will be recorded as a component of operating income in the period of the enacted legislation. Management estimates the special assessment will be between $1.2 million and $1.5 million and payable in the second quarter of 1996. The legislation may provide for lower premiums following the special assessment. For 1996, management currently believes lower BIF and SAIF rates will generally offset the expense of the anticipated special SAIF assessment.

Increased data processing expense is attributable to a greater volume of activ-ity, the outsourcing of a portion of some functions and one-time system conversion costs incurred mainly in 1994. The increase was 5.7% in 1995 and 13.2% in 1994. Some reduction in Kentucky Bankshare taxes occurred in 1995 due to the consolidation of the six separate banking corporations. Kentucky has raised the assessment level and has been attempting to significantly increase this taxation, which is based upon net income and capital of the subsidiaries. The Company's bank subsidiaries are required to to maintain significant noninterest-bearing balances with the Federal Reserve and to pay fees to regulatory agencies for periodic examinations by the agencies.

During 1994, the Company completed two pooling-of-interest acquisitions. Included in other noninterest expense for 1994 and 1993 is approximately $561,000 and $145,000, respectively, of professional fees related to these acquisitions.


INCOME TAXES
Increases in income tax expense are attributable to higher operating earnings and higher effective tax rates. The Company's effective income tax rate was 30.4%, 29.4% and 27.3%, for the years ended December 31, 1995, 1994 and 1993, respectively. The 1% federal income tax rate increase mandated by the Omnibus Budget Reconciliation Act of 1993 and a continued decline in the amount of tax-exempt income as a percentage of operating income has increased the effective rate. Also increasing the rate for 1994 was nondeductible organizational costs associated with two mergers. The Company manages the effective tax rate to some degree based upon changing tax laws, particularly alternative minimum tax provisions, the availability and price of nontaxable debt securities and other portfolio considerations.


LIQUIDITY AND INTEREST-RATE SENSITIVITY
The Company's objective of liquidity management is to ensure the ability to access funding which enables each bank to efficiently satisfy the cash flow requirements of depositors and borrowers. Asset/liability management (ALM) involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities as well as to assure adequate liquidity. The Company's ALM committee monitors funds available from a number of sources to meet its objectives. The primary source of liquidity for the banks, in addition to loan repayments, is their debt securities portfolios. Securities classified as held for sale are those that the Company intends to use as part of its asset/liability management and that may be sold prior to maturity in response to changes in interest rates, resultant prepayment risks and other factors. The Company's access to the retail deposit market through individual locations in twelve different counties has been a reliable source of funds. Additional funds for liquidity are available by borrowing Federal funds from correspondent banks, Federal Home Loan Bank borrowings and brokered deposits. Various types of analyses are performed to ensure adequate liquidity, and to evaluate the desirability of the relative interest rate sensitivity of assets and liabilities. Management considers current liquidity positions of the subsidiary banks to be adequate to meet depositor and borrower needs.

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. A balance-sheet analysis is conducted to determine the impact on net interest income for the following twelve months under several interest-rate scenarios. One scenario uses current rates at December 31, 1995 and holds the rates and volumes constant for the simulation. When this projection is subjected to immediate and parallel shifts in interest rates (rate shocks) of 200 basis points, both rising and falling, the annual impact of the rate shock at December 31, 1995 on the Company's projected net interest income margin was less than five basis points. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks.

Table 7
Interest Rate Sensitivity
 Analysis                           1-91       92-183     184 days     Total at         Over
December 31, 1995                   Days         Days    to 1 year       1 year       1 year        Total
_________________________________________________________________________________________________________
(in thousands)
Rate Sensitive Assets
Securities, at cost
  U.S. treasury
   and agencies                   $4,005      $10,070      $24,716      $38,791      $33,473      $72,264
  Mortgage-backed                 18,795       20,876       25,298       64,969       92,979      157,948
  Municipal bonds                    680          520        2,579        3,779       58,790       62,569
  Other                            7,574            0            0        7,574        4,884       12,458
                                 -------      -------      -------      -------      -------    ---------
                                  31,054       31,466       52,593      115,113      190,126      305,239
Loans                            265,046      131,474      212,285      608,805      305,692      914,497
                                 -------      -------      -------      -------      -------    ---------
                                 296,100      162,940      264,878      723,918      495,818    1,219,736
Rate Sensitive Liabilities
Deposits
  Transaction and savings        135,873            0            0      135,873      239,273      375,146
  Time                           197,277       78,892      120,107      396,276      189,322      585,598
Short-term borrowings             63,780        2,430       27,259       93,469            0       93,469
Long-term borrowings                  98          201          136          435        7,322        7,757
                                 -------      -------      -------      -------      -------    ---------
                                 397,028       81,523      147,502      626,053      435,917    1,061,970
                                 -------      -------      -------      -------      -------    ---------
Period Gap                     ($100,928)     $81,417     $117,376      $97,865      $59,901     $157,766
                                 =======      =======      =======      =======      =======    =========

Cumulative Gap at 12/31/95     ($100,928)    ($19,511)     $97,865      $97,865     $157,766     $157,766

Cumulative Gap at 12/31/94      ($49,560)      $5,222     $125,934     $125,934     $141,779     $141,779

Management made the following assumptions in preparing the Interest Rate Sensitivity Analysis:

     1 Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities. 2 Nonaccrual loans are included in the rate-sensitive category.
     3 The scheduled maturities of mortgage-backed securities assume principal prepayments on dates estimated by management, relying primarily on current and concensus interest-rate forecasts in conjunction with historical prepayment schedules.
     4 Transaction and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their re-pricing in response to changes in market rates.

INDUSTRY DEVELOPMENTS
On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Branching Act") was enacted. Under the Branching Act, beginning September 29, 1995, adequately capitalized and adequately managed bank holding companies are allowed to acquire banks across state line, without regard to whether the transaction is prohibited by state law; however, they will be required to maintain the acquired institutions as separately chartered institutions. Any state law relating to the minimum age of target banks (not to exceed five years) will be preserved. Under the Branching Act, the Federal Reserve Board will not be permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The Federal Reserve Board could approve an acquisition, notwithstandig the 30% limit, if the state waives the limit either by statute, regulation or order of the appropriate state official.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Reports
_______________________________________________________________________________

The Board of Directors and Stockholders
Peoples First Corporation

We have audited the accompanying consolidated balance sheets of Peoples First Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples First Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

St. Louis, Missouri
January 26, 1996

                                                       December 31, December 31,
CONSOLIDATED BALANCE SHEETS                                   1995         1994
________________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                                    $37,524      $39,333
Securities held for sale                                   146,322      129,682
Securities held for investment                             160,320      203,845
Loans                                                      914,497      805,947
Allowance for loan losses                                  (13,371)     (12,188)
                                                         ---------    ---------
Loans, net                                                 901,126      793,759
Excess of cost over net assets
 of purchased subsidiaries                                   9,248       10,077
Premises and equipment                                      18,226       16,980
Other assets                                                14,830       16,880
                                                         ---------    ---------
                                                        $1,287,596   $1,210,556
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                                          $86,360      $87,985
  Interest-bearing transaction accounts                    291,539      243,910
  Savings deposits                                          83,607       98,571
  Time deposits                                            585,598      568,117
                                                         ---------    ---------
                                                         1,047,104      998,583
Short-term borrowings                                       93,469       84,567
Long-term borrowings                                         7,757        9,536
Other liabilities                                           11,094        7,607
                                                         ---------    ---------
     Total liabilities                                   1,159,424    1,100,293

Stockholders' Equity
  Common stock                                               7,207        6,422
  Surplus                                                   53,269       34,859
  Retained earnings                                         66,878       73,739
  Unrealized net gain (loss) on
   securities held for sale                                    926       (4,624)
  Debt on ESOP shares                                         (108)        (133)
                                                         ---------    ---------
                                                           128,172      110,263
                                                         ---------    ---------
                                                        $1,287,596   $1,210,556
                                                         =========    =========

Fair value of securities held for investment              $165,042     $200,092
Common shares issued and outstanding                         9,225        9,062




See accompanying notes to consolidated financial statements.                 31






                                                     Year Ended December 31,
CONSOLIDATED STATEMENTS OF INCOME                1995         1994         1993
________________________________________________________________________________
(in thousands except per share data)

INTEREST INCOME
Interest on short-term investments               $160         $169         $335
Taxable interest on securities                 16,082       17,493       20,006
Nontaxable interest on securities               4,017        4,305        4,413
Interest and fees on loans                     78,487       62,437       56,091
                                               ------       ------       ------
                                               98,746       84,404       80,845
INTEREST EXPENSE
Interest on deposits                           45,608       35,710       35,761
Other interest expense                          5,544        3,145        2,236
                                               ------       ------       ------
                                               51,152       38,855       37,997
                                               ------       ------       ------
Net Interest Income                            47,594       45,549       42,848
Provision for Loan Losses                       2,167        1,723        2,541
                                               ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                     45,427       43,826       40,307

Noninterest Income                              8,037        7,101        6,683
Noninterest Expense                            32,251       32,337       29,373
                                               ------       ------       ------
Income Before Income Tax Expense               21,213       18,590       17,617
Income Tax Expense                              6,446        5,465        4,807
                                               ------       ------       ------
NET INCOME                                    $14,767      $13,125      $12,810
                                               ======       ======       ======

Net Income per Common Share                     $1.57        $1.41        $1.37

Cash Dividends per Common Share                  0.50         0.41         0.36

















See accompanying notes to consolidated financial statements.                 32






                                                                                Unrealized net
                                                                                gain (loss)       Debt on
CONSOLIDATED STATEMENTS OF CHANGES             Common                  Retained on securities        ESOP
 IN STOCKHOLDERS' EQUITY                        stock      Surplus     earnings held for sale      shares        Total
______________________________________________________________________________________________________________________
(in thousands, except per share data)
BALANCE AT DECEMBER 31, 1992                   $6,343       32,715       54,849                      (203)      93,704
Net income                                                               12,810                                 12,810
Cash dividends declared
  Common stock ($0.36 per share)                                         (2,452)                                (2,452)
  By pooled companies prior to merger                                      (791)                                  (791)
Common stock issued pursuant to
 shareholder and employee plans                    38        1,147                                               1,185
Reduction of ESOP debt                                                                                 45           45
Adjustment of securities held for
 sale to fair value                                                                    1,870                     1,870
                                               ------       ------       ------       ------       ------      -------
BALANCE AT DECEMBER 31, 1993                    6,381       33,862       64,416        1,870         (158)     106,371
Net income                                                               13,125                                 13,125
Net income for period attributable to
 change in fiscal year of subsidiary                                        335                                    335
Cash dividends declared
  Common stock ($0.41 per share)                                         (3,231)                                (3,231)
  By pooled companies prior to merger                                      (906)                                  (906)
Common stock issued pursuant to
 shareholder and employee plans                    41          997                                               1,038
Reduction of ESOP debt                                                                                 25           25
Change in unrealized net gain
 (loss) on securities held for sale                                                   (6,494)                   (6,494)
                                               ------       ------       ------       ------       ------      -------
BALANCE AT DECEMBER 31, 1994                   $6,422      $34,859      $73,739      ($4,624)       ($133)    $110,263
Net income                                                               14,767                                 14,767
Cash dividends declared ($0.50 per share)                                (4,604)                                (4,604)
Common stock dividends declared                   665       16,359      (17,024)                                     0
Common stock issued pursuant to
 shareholder and employee plans                   120        2,051                                               2,171
Reduction of ESOP debt                                                                                 25           25
Change in unrealized net gain
 (loss) on securities held for sale                                                    5,550                     5,550
                                               ------       ------       ------       ------       ------      -------
BALANCE AT DECEMBER 31, 1995                   $7,207      $53,269      $66,878         $926        ($108)    $128,172
                                               ======       ======       ======       ======       ======      =======








See accompanying notes to consolidated financial statements.                 33






                                                                  Year Ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1995         1994         1993
_____________________________________________________________________________________________
(in thousands)
OPERATING ACTIVITIES
Net income                                                 $14,767      $13,125      $12,810
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            2,752        2,557        2,337
    Net (discount accretion) premium
     amortization                                              953        1,372        2,352
    Provision for loan losses                                2,167        1,723        2,541
    Net (increase) decrease in loans
     held for sale                                            (553)         348          737
    Provision for deferred income taxes                       (316)        (932)      (1,312)
    Other, net                                               2,449        1,812        1,489
                                                            ------       ------       ------
Net Cash Provided by Operating
  Activities                                                22,219       20,005       20,954

INVESTING ACTIVITIES
Net decrease in short-term investments                           0        3,100       12,425
Proceeds from sales of securities
  held for sale                                             12,086       11,885       21,897
Proceeds from maturities, calls and
  prepayments of securities held for sale                    4,000       14,100        2,950
Proceeds from maturities, calls and
  prepayments of securities held for investment             30,307       35,853       51,836
Principal collected on mortgage-backed
  securities held for sale                                   9,045       22,686       17,537
Principal collected on mortgage-backed
  securities held for investment                            14,332       21,514       30,218
Purchase of securities held for sale                       (33,033)     (39,854)     (40,432)
Purchase of securities held for investment                  (1,775)     (35,448)     (64,185)
Net increase in loans                                     (109,011)    (102,714)     (80,647)
Purchases of premises and equipment                         (3,190)      (2,018)      (1,661)
                                                            ------       ------       ------
Net Cash Used by Investing Activities                      (77,239)     (70,896)     (50,062)

                                                                                   continued











See accompanying notes to consolidated financial statements.                 34




CONSOLIDATED STATEMENTS OF                                        Year Ended December 31,
 CASH FLOWS - CONTINUED                                       1995         1994         1993
_____________________________________________________________________________________________
(in thousands)

FINANCING ACTIVITIES
Net increase in deposits                                   $48,521       $5,687      $15,967
Net increase in other short-term borrowings                  8,903       52,065       12,891
Proceeds from long-term borrowings                             139        5,177        9,692
Repayments of long-term borrowings                          (1,919)     (12,196)      (9,255)
Proceeds from issuance of common stock                       1,418          495          661
Cash dividends paid                                         (3,851)      (3,595)      (2,805)
                                                            ------       ------       ------
Net Cash Provided by Financing Activities                   53,211       47,633       27,151
                                                            ------       ------       ------
Cash and Cash Equivalents
  Decrease                                                  (1,809)      (3,258)      (1,957)
  Beginning of Year                                         39,333       42,591       44,548
                                                            ------       ------       ------
  End of Year                                              $37,524      $39,333      $42,591
                                                            ======       ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $48,642      $38,409      $38,435
Cash paid for income taxes                                   5,558        6,556        6,508

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred
  to (from) loans, net                                         (30)          84          544
Dividends reinvested                                           753          542          438






















See accompanying notes to consolidated financial statements.                 35






1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Peoples First Corporation (Company) through its subsidiaries, Peoples First National Bank and Trust Company and First Kentucky Federal Savings Bank, operates principally in a single business segment offering a full range of banking services to individual and corporate customers in the western Kentucky and contiguous interstate area. The Company and the subsidiary banks are subject to the regulations of various Federal and state agencies and undergo periodic examination by regulators.

The accounting policies and reporting practices of the Company are based upon generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets and liabilities and the results of operations. Estimates and assumptions involve future events and may change.

The more significant accounting policies are summarized below.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior period financial statements are also restated to include the accounts of companies which are acquired and accounted for as pooling of interests. Results of operations of companies acquired subject to purchase accounting are included from the dates of acquisition. In accordance with purchase accounting, assets and liabilities of purchased companies are stated at fair values, less accumulated amortization and depreciation since the dates of acquisition. The excess of cost over fair value of the net assets acquired is being amortized on the straight-line method over a fifteen-year period.

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

Trading securities are bought and held principally with the intention of selling them in the near term. The Company currently has no trading securities. Securities that are being held for indefinite periods of time, including secur-ities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepay-ment risk, to meet liquidity needs, the need to increase regulatory capital or other similar factors, are classified as securities held for sale and are stated at fair value. Fair value is based on market prices quoted in financial publi-cations or other independent sources. Net unrealized gains or losses are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders' equity until realized. Securities for which the Company has the ability and positive intent to hold until maturity are classified as securities held for investment and are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on the level yield method.

Certain changes in circumstances and other events that are isolated, nonrecurring and unusual for the Company that could not have been reasonably anticipated may cause the Company to change its intent to hold a certain security to maturity without necessarily calling into question its intent to hold other securities for investment.

Realized gains or losses on securities held for sale or investment are accounted for using the specific security. A decline in the fair value of any security held for sale or investment below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Mortgage-backed securities represent a significant portion of the security portfolios. Amortization of premiums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment rates, both historical and estimated, using a method which approximates the level yield method.

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

The Company evaluates the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for loss recognition. When in the opinion of management the collection of interest on a loan is unlikely or when either principal or interest is past due over 90 days, that loan is generally placed on nonaccrual status. When a loan is placed in nonaccrual status, accrued interest for the current period is reversed and charged against earnings and accrued interest from prior periods is charged against the allowance for loan losses. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest payments received on nonaccrual loans are applied to principal if there is any doubt as to the collectibility of total principal, otherwise these payments are recorded as interest income.

The Company recognizes interest income on nonaccrual impaired loans equal to the amount of interest received, if any, in cash. All changes in the present value of estimated future cash flows are recorded as an adjustment to the allowance for loan losses and ultimately the provision for loan losses. No interest income is recognized for changes in present value attributable to the passage of time.

During May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", (FAS 122) which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others at the orgination or purchase date of the loans when the enterprise has definitive plans to sell or securitize the loans and retain the mortgage servicing rights, assuming the fair value of the loans and servicing rights may be practically estimated. Otherwise, servicing rights should be recognized when the underlying loans are sold or securitized, using an allocation of total cost of the loans based on the relative fair values at the date of sale. FAS 122 also requires an assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights. FAS 122 is required to be applied prospectively in fiscal years beginning after December 15, 1995. The Company does not believe FAS 122 will have a material effect on its financial position.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is increased by provisions for loan losses charged to operations and is maintained at a level adequate to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend and off-balance sheet credit instruments. The allowance for loan losses is decreased by charge offs, net of recoveries. At the end of each quarter, or more frequently if warranted, management uses a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach provides for general and specific allowances and is based upon current economic conditions, past loan loss experience, collection experience, risk characteristics of the loan portfolio, assessment of collateral values and such other factors which in management's judgement deserve current recognition in estimating potential loan losses.

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", (FAS 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", (FAS 118) effective for the year beginning January 1, 1995. As a result of applying FAS 114, as amended by FAS 118, certain impaired loans subject to the statements are reported at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to be increased, such increase is recorded as provision for loan losses. No adjustment to the provision for loan losses was required due to the adoption of FAS 114 and FAS 118 in the first quarter of 1995.

EXCESS OF COST OVER NET ASSETS OF PURCHASED SUBSIDIARIES
Net assets of subsidiaries acquired in purchase transactions are recorded at fair value at the date of acquisition. The excess of cost over net assets acquired is amortized by systematic charges in the statement of income over the period benefited. Management evaluates the periods of amortization continually to determine whether later events and circumstances warrant revised estimates. Currently, amortization is provided on a straight-line basis over fifteen years. Accumulated amortization was $3.2 million at December 31, 1995 and $2.4 million at December 31, 1994 and amortization expense was $829,884 for each of the years ended December 31, 1995, 1994 and 1993.

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

FINANCIAL INSTRUMENTS
During October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (FAS 119). FAS 119 requires disclosure about the amounts, nature and terms of derivative financial instruments that are not subject to FAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risks and Financial Instruments with Concentrations of Credit Risk". FAS 119 requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading.

FAS 119 was effective for financial statements issued for fiscal years after December 31, 1994. The Company's adoption of FAS 119 had no effect on the consolidated financial statements other than the required disclosure with respect to fixed rate loan commitments.

INCOME TAXES
Income tax expense is reported as the total of current income taxes payable and the net change in deferred income taxes payable provided for temporary differences. Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values for income tax purposes. Deferred income taxes are recorded at the statutory Federal rates in effect at the time that the temporary differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based upon management's judgment of available evidence, are not expected to be realized. The significant components of deferred tax assets and liabilities are principally related to unrealized net gain or loss on securities, provision for loan losses, amortization of premiums on debt securities, depreciation and deferred compensation. The Company files a consolidated Federal income tax return which includes all of its subsidiaries.

PER COMMON SHARE DATA
Share and per share information have been adjusted to give effect to stock splits and stock dividends in the three years ended December 31, 1995, including the 5% stock dividend declared in Janaury 1996, and payable in March 1996. Net income per common share is determined by dividing net income by the weighted average number of common shares actually outstanding and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for 1995, 1994 and 1993 were 9,382,546, 9,302,057 and 9,321,178, respectively. Common stock equivalents have no material dilutive effect.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks and highly liquid securities puchased with a maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS
Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation. The reclassifications had no effect on previously reported stockholders' equity or net income.

2.  BUSINESS COMBINATIONS
During the three year period ended December 31, 1995, the Company was a party to two business combinations.

On March 10, 1994, the Company consummated the acquisition of First Kentucky Bancorp, Inc. (First Kentucky) and First Kentucky Federal Savings Bank, a wholly owned subsidiary of First Kentucky. The Company acquired all of the outstanding shares of First Kentucky in exchange for 1,025,098 shares of Peoples First Corporation common stock. First Kentucky's six locations are immediately east of the market area served by the Company's other subsidiary banks. The consolidated financial satements for December 31, 1993 include the accounts of First Kentucky for their fiscal year ended September 30, 1993. For the year ended December 31, 1994, consolidated retained earnings were increased $334,814 due to the change in First Kentucky's year end to December 31. For the three months ended December 31, 1993, First Kentucky had revenues of $3.0 million, expenses of $2.7 million and net income of $334,814. Immediately prior the acquisition, First Kentucky had total assets of approximately $176.8 million.

On October 7, 1994, the Company consummated the acquisition of Libsab Bancorp, Inc. (Libsab) and Liberty Bank and Trust, a wholly owned subsidiary of Libsab. The Company acquired all of the outstanding shares of Libsab in exchange for 1,188,333 shares of Peoples First Corporation common stock. Libsab's three locations are part of the market area served by the Company's other subsidiary banks. During 1995, Liberty Bank & Trust was merged into Peoples First National Bank and Trust Company. Immediately prior to the acquisition, Libsab had total assets of approximately $141.9 million.

The two aforementioned acquisitions have been accounted for as pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated.

The following table shows the results of operations of the previously separate entities for the period prior to combination:
                                                             First
Results of Operations            Company       Libsab     Kentucky     Combined
_______________________________________________________________________________
(in thousands)

     1993
     Total revenue               $37,586       $5,911       $6,034      $49,531
     Net income                    9,534        1,520        1,756       12,810

Merger expenses of approximately $561,000 and $145,000 related to the above acquisitions were charged to expense during 1994 and 1993, respectively. The after-tax impact of these expenses on earnings per share was $0.06 and $0.02 for 1994 and 1993, respectively.

3.  CASH AND DUE FROM BANKS
The Company's bank subsidiaries are required to maintain certain reserve balances in accordance with Federal Reserve Board requirements. The reserve balances maintained in accordance with such requirements as of December 31, 1995 and 1994 were $11.5 million and $8.2 million, respectively.

4.  SECURITIES HELD FOR SALE AND INVESTMENT
The amortized cost and fair value of securities held for sale as of December 31, 1995 and 1994 are summarized as follows:

                                                Gross        Gross
Securities Held For Sale       Amortized   unrealized   unrealized         Fair
December 31, 1995                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $48,370         $467        ($116)     $48,721
Mortgage-backed securities        84,591        1,220         (273)      85,538
Federal Home Loan Bank
 stock                            10,534          105            0       10,639
Federal Reserve Bank stock         1,424            0            0        1,424
                                 -------      -------      -------      -------
                                $144,919       $1,792        ($389)    $146,322
                                 =======      =======      =======      =======
                                                                             41






                                                Gross        Gross
Securities Held For Sale       Amortized   unrealized   unrealized         Fair
December 31, 1994                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $58,891           $0      ($3,321)     $55,570
Mortgage-backed securities        69,304           39       (3,663)      65,680
Federal Home Loan Bank
 stock                             8,248            0          (60)       8,188
Federal Reserve Bank stock           244            0            0          244
                                 -------      -------      -------      -------
                                $136,687          $39      ($7,044)    $129,682
                                 =======      =======      =======      =======

The amortized cost and fair value of securities held for investment as of December 31, 1995 and 1994 are summarized as follows:

Securities                                      Gross        Gross
  Held for Investment          Amortized   unrealized   unrealized         Fair
December 31, 1995                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $23,894         $187         ($13)     $24,068
Mortgage-backed securities        73,357          891          (88)      74,160
State and political
 subdivisions                     62,569        3,843         (102)      66,310
Other                                500            4            0          504
                                 -------      -------      -------      -------
                                $160,320       $4,925        ($203)    $165,042
                                 =======      =======      =======      =======


Securities                                      Gross        Gross
  Held for Investment          Amortized   unrealized   unrealized         Fair
December 31, 1994                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $45,709           $3        ($539)     $45,173
Mortgage-backed securities        87,803           33       (3,481)      84,355
State and political
 subdivisions                     67,334        1,579       (1,329)      67,584
Other                              2,999            3          (22)       2,980
                                 -------      -------      -------      -------
                                $203,845       $1,618      ($5,371)    $200,092
                                 =======      =======      =======      =======

Proceeds from sales of securities during 1995, 1994 and 1993 were $12,085,690, $11,885,303 and $21,897,188, respectively. Gross gains of $178,143, $62,309 and
$252,056 and gross losses of $0, $0 and $21,414 were realized on those sales during 1995, 1994 and 1993, respectively.
                                                                             42






The amortized cost, estimated fair value and the weighted average yield of securities held for sale and held for investment at December 31, 1995, by contractual maturity, are shown below. Actual maturities will differ from the depicted maturities because of the borrowers' right to call or prepay obligations with or without prepayment penalties. Contractual maturities are not presented for mortgage-backed securities, as these securities are particularly exposed to prepayments. Management evaluates, on an ongoing basis, the potential maturities for asset/liability purposes. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Securities Held for Sale                                               Weighted
  Maturity Distribution                     Amortized         Fair      average
December 31, 1995                                cost        value        yield
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies
  1 year or less                              $19,931      $20,001         6.04%
  Over 1 through 5 years                       28,439       28,720         5.70
Mortgage-backed securities                     84,591       85,538         6.53
Federal Home Loan Bank
 stock                                         10,534       10,639         7.13
Federal Reserve Bank stock                      1,424        1,424         6.00
                                              -------      -------
                                             $144,919     $146,322         6.29%
                                              =======      =======


Securities Held for Investment                                         Weighted
  Maturity Distribution                     Amortized         Fair      average
December 31, 1995                                cost        value        yield
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies
  1 year or less                              $18,860      $18,998         6.46%
  Over 1 through 5 years                        5,034        5,070         6.00
Mortgage-backed securities                     73,357       74,160         6.62
State and political sudivisions
  1 year or less                                3,779        3,803         6.18
  Over 1 through 5 years                       18,976       19,979         6.13
  Over 5 through 10 years                      25,389       27,385         6.54
  Over 10 years                                14,425       15,143         5.75
Other
  1 year or less                                  100          100         8.25
  Over 10 years                                   400          404         8.65
                                              -------      -------
                                             $160,320     $165,042         6.43%
                                              =======      =======

At December 31, 1995 and 1994, securities with carrying values of approxi-mately $145.1 million and $135.4 million, respectively, were pledged to secure repurchase agreements, public and trust deposits and for other purposes as required by law.

5.  LOANS
The Company's lending activities are concentrated primarily in western Kentucky, southern Illinois, northwestern Tennessee and southeastern Missouri. The loan portfolio is well diversified and consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1995 and 1994, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans, although the geographical concentration is a necessary factor for regional banks.

Major classification of loans are as follows:

December 31,                                                  1995         1994
_______________________________________________________________________________
(in thousands)

Commercial, financial and agricultural                    $113,929     $111,929
Real estate
  Construction                                              19,386       19,421
  Residential mortgage                                     364,607      318,551
  Commercial mortgage                                      158,429      139,629
Consumer, net of unearned income of $12,980 and
 $11,340 at December 31, 1995 and 1994
                                                           255,975      214,309
Loans held for sale                                            708          156
Other                                                        1,463        1,952
                                                           -------      -------
                                                          $914,497     $805,947
                                                           =======      =======

The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, income producing commercial properties, real estate and other property owned by the borrowers.

Activity in the allowance for loan losses was as follows for the three-year period ended December 31, 1995:


Allowance for Loan Losses
Year Ended December 31,                          1995         1994         1993
_______________________________________________________________________________
(in thousands)

Balance at beginning of year                  $12,188      $10,715       $8,606
Provision charged to expense                    2,167        1,723        2,541
Loans charged off                              (1,307)        (686)      (1,044)
Recoveries of loans
 previously charged off                           323          436          612
                                               ------       ------       ------
Net loans charged off                            (984)        (250)        (432)
                                               ------       ------       ------
Balance at end of year                        $13,371      $12,188      $10,715
                                               ======       ======       ======

Nonaccrual and renegotiated loans totaled $4.7 million and $3.3 million at December 31, 1995 and 1994, respectively. Beginning in 1995, loans except, large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest is not probable, or a delay in payments is expected, are evaluated for impairment. The Company measures and reports impaired loans that are within the scope of FAS 114 at either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or fair value of the underlying collateral if the loan is collateral dependent. Prior accounting did not discount cash flows and only considered loss of principal, not loss of interest, when measuring troubled loans. Information regarding impaired loans at December 31, 1995 is as follows:

Impaired Loans
December 31,                                                  1995
__________________________________________________________________
(in thousands)

Balance of impaired loans                                   $4,109
Less portion for which no allowance
 for loan losses is alloacated                                 308
                                                            ------
Portion of impaired loan balance for
 which an allowance for loan losses
 is allocated                                               $3,801
                                                            ======
Portion of allowance for loan losses
 allocated to the impaired loan balance                       $829
                                                            ======

Information regarding impaired loans is as follows for the year ended December 31, 1995:

Impaired Loans
Year Ended December 31,                                       1995
__________________________________________________________________
(in thousands)

Average investment in impaired loans                        $4,258
Interest income recognized on
 impaired loans                                                378
Interest income recognized on
 impaired loans on cash basis                                    0


Certain officers and directors of the Company and its subsidiaries and certain corporations and individuals related to them incurred indebtedness in the form of loans as customers. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility. The activity of these loans during the years ended December 31, 1995 and 1994 is summarized below:

Loans to Officers and Directors
Year Ended December 31,                                       1995         1994
_______________________________________________________________________________
(in thousands)

Balance at beginning of year                               $11,825      $20,663
Additions                                                    2,165        4,230
Repayments                                                    (631)      (1,087)
Changes in officer and director status                          86      (11,981)
                                                            ------       ------
Balance at end of year                                     $13,445      $11,825
                                                            ======       ======

6.  PREMISES AND EQUIPMENT
A summary of premises and equipment is as follows:

December 31,                                                  1995         1994
_______________________________________________________________________________
(in thousands)

Land                                                        $2,394       $2,264
Buildings                                                   18,421       17,502
Equipment                                                   12,432       11,157
Leasehold improvements                                         985        1,084
Construction in progress                                       764          156
                                                            ------       ------
                                                            34,996       32,163
Accumulated depreciation and amortization                  (16,770)     (15,183)
                                                            ------       ------
                                                           $18,226      $16,980
                                                            ======       ======

The amount of depreciation and amortization related to premises and equipment that was charged to operating expenses in 1995, 1994 and 1993 was $1,857,202, $1,650,659 and $1,426,263, respectively.

7.  SHORT-TERM BORROWINGS
Federal funds purchased and repurchase agreements generally represent borrowings with overnight maturities as do certain short-term advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Information pertaining to the subsidiary banks' short-term borrowings is summarized below:

Short-term Borrowings                            1995         1994         1993
________________________________________________________________________________
(dollars in thousands)

Federal funds purchased
  Average balance                             $13,414      $21,171      $10,980
  Year end balance                             15,100       41,500       12,600
  Highest month-end balance                    35,000       41,500       23,700
  Average interest rate                          6.07%        4.63%        3.23%
  Year end interest rate                         5.60%        6.12%        3.30%
Repurchase agreements
  Average balance                             $25,794      $22,702      $20,781
  Year end balance                             23,869       21,567       19,902
  Highest month-end balance                    32,120       24,090       22,883
  Average interest rate                          4.64%        3.50%        3.23%
  Year end interest rate                         4.05%        4.08%        3.27%
Short-term FHLB advances
  Average balance                             $46,733       $7,581           $0
  Year end balance                             54,500       21,500            0
  Highest month-end balance                    54,500       21,500            0
  Average interest rate                          6.19%        5.18%          --
  Year end interest rate                         5.85%        6.16%          --

At December 31, 1995, the subsidiary banks had total lines-of-credit for Federal funds purchased from unaffiliated banks of $54.0 million, of which $38.9 million was undrawn and available.

8.  LONG-TERM BORROWINGS
Information pertaining to long-term borrowings is summarized below:

December 31,                                     1995         1994
__________________________________________________________________
(in thousands)

Parent Company
  Bank loan for subsidiary acquisition             $0       $1,530
Subsidiaries
  Federal Home Loan Bank advances               7,649        7,873
  Employee Stock Ownership Plan debt              108          133
                                               ------       ------
                                               $7,757       $9,536
                                               ======       ======

In May 1993, the Company obtained a $10,200,000 loan commitment from a regional bank, which was used to retire short-term notes and other bank debt originally used in the acquisition of a subsidiary bank. Interest, payable quarterly at the lender's prime rate, was adjustable on a daily basis (8.50% at December 31, 1994). The note provided for quarterly principal payments of $261,604 and a final maturity in May 2004. The Company retired the debt during 1995.

The subsidiary banks obtain various short-term and long-term advances from the FHLB under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the subsidiary banks to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Of the long-term advances at December 31, 1995, all were at fixed interest rates ranging from 5.55% to 8.10%. FHLB advances are collateralized by the subsidiary banks' FHLB stock they are required to own, other securities in the approximate amount of $13.0 million and certain single-family first mortgage loans in the approximate amount of $269.0 million. As members of the FHLB system, the Company's subsidiary banks must hold a minimum of FHLB stock equal to one percent of home mortgage related assets. Additional FHLB stock ownership is required as the level of advances increase. The subsidiary banks are in compliance with the FHLB stock ownership requirements with a total required investment of $7.5 million at December 31, 1995. The long-term advances provide for scheduled monthly payments but may be prepaid at the option of the subsidiary banks with the payment of a premium.

One of the Company's subsidiaries is obligated to pay, through annual contri-butions and dividends to their Employee Stock Ownership Plan, a note payable to an unaffiliated financial institution. An original amount of $253,570 was borrowed in May 1991. The loan is secured by the pledge of certain shares of the stock of the subsidiary. Interest is payable quarterly at the lender's prime rate less 0.50% which can be adjusted daily (9.75% at December 31, 1995 and 9.50% at December 31, 1994). The note provides for annual principal payments of $25,357 and a final maturity in May 2001.

Annual minimum principal repayment requirements for long-term borrowings for the years 1996 through 2000 are $435,350, $470,913, $426,343, $459,106 and $468,359,
respectively.

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

Contractual commitments to extend credit and standby letters of credit at December 31, 1995 and 1994 are summarized as follows:

Financial Instruments with
  Off-Balance-Sheet Risk
December 31,                                                  1995         1994
_______________________________________________________________________________
(in thousands)

Contractual commitments to extend credit                  $115,788     $101,132
Standby letters of credit                                   10,894        4,327

Of the total commitments to extend credit at December 31, 1995 and 1994, $99,072 and $0, respectively, represent fixed-rate loan commitments.

10.  EMPLOYEE BENEFITS
The Company maintains two noncontributory Employee Stock Ownership Plans (ESOP) and an employer matching 401(k) Plan. The plans cover substantially all of the Company's employees.

Employer contributions to the ESOPs are determined annually by the Company's board of directors and were $215,360, $201,696 and $208,983 for the years ended 1995, 1994 and 1993, respectively. The ESOP's investments include 307,142 and 281,348 shares of the Company's common stock at December 31, 1995 and 1994, respectively.

Under the 401(k) Plan, participants may voluntarily contribute a percentage of their salary through payroll deductions. The Company is currently committed to make contributions to the 401(k) Plan annually in an amount equal to 100% of the first 3% contribution of each participant's base salary. For the years ended December 31, 1995, 1994 and 1993, the Company's required matching contribution amounted to $243,924, $225,583 and $184,472, respectively. Employees have several investment options in which contributions may be invested.

The terms of the acquisitions, as described in Note 2., provided for the termi-nation of the defined benefit retirement plans of Liberty Bank & Trust
(Liberty) and First Kentucky Federal Savings Bank (First Federal) as soon as reasonably practicable. Liberty's and First Federal's defined benefit retirement plans will be terminated. Liberty's employees became eligible to participate in the Company's ESOP and 401(k) plans during 1995. First Federal's employees remain covered by a previously existing ESOP and became eligible to participate in the Company's 401(k) Plan during 1994. The respective fair value of defined benefit retirement plan assets will be distributed to Liberty's and First Federal's employees as soon as Internal Revenue Service and Department of Labor requirements are met. The plan terminations should have no material financial effect on the Company.

Post retirement benefits other than pensions are not provided for the Company's employees. Eligible retired employees may for a period of time maintain certain health care benefits through policies of the Company at the retired employee's expense. There was no cost for employee benefits for retired employees in 1995, 1994 and 1993.

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
In 1987, the Board of Directors of the Company adopted the Peoples First Corporation Share Owner Dividend Reinvestment and Stock Purchase Plan (DRIP), and amended the plan during 1994. The DRIP provides for the issuance of 1,146,600 shares of authorized but previously unissued common stock. On certain investment dates, shares may be purchased with all or a portion of reinvested dividends or with optional cash payments not to exceed $3,000. The price of shares purchased pursuant to the DRIP is the average market price reported by NASDAQ for the last five trading days of the month preceding the dividend payment month. At December 31, 1995 and 1994, 791,189 shares and 859,625 shares were reserved for issuance under the DRIP. Shares issued under the DRIP totaled 68,436, 44,781 and 37,388 shares in 1995, 1994 and 1993, respectively.

STOCK OPTION PLAN
The Peoples First Corporation 1986 Stock Option Plan (Option Plan), as amended in 1994, authorizes the granting to key employees of the Company incentive stock options and nonqualified stock options to purchase common stock of the Company at market value at the time the options are granted. Shares sold under the Option Plan may be either unissued authorized shares or shares reacquired by the Company. Options granted are exercisable, subject to vesting and other requirements, at varying times from the first through the tenth year after the grant date. Optionees may exercise their options with cash or with shares of the Company's common stock. Currently, no compensation cost is recognized for the Company's Option Plan. Outstanding stock options are considered common stock equivalents in the computation of net income per common share.

                                             -------- 1995 --------    -------- 1994 --------    -------- 1993 --------
                                                Number       Option       Number       Option       Number       Option
Stock Option Plan Activity                   of shares        price    of shares        price    of shares        price
_______________________________________________________________________________________________________________________
Outstanding at beginning of year              574,137  $4.54-$22.68     492,773  $4.54-$15.31     417,825  $4.54- $11.22
  Granted                                      41,475  22.38             99,225  17.69- 22.68      98,123  14.74-  15.31
  Exercised                                  (108,839)  6.92- 14.74     (13,892)  4.54- 14.74     (16,119)  6.72-  11.22
  Expired                                     (23,858)  8.50- 22.68      (3,969) 14.74- 22.68      (7,056)  6.77-  11.22
                                              -------                   -------                   -------
Outstanding at end of year                    482,915  $4.54-$22.68     574,137  $4.54-$22.68     492,773  $4.54-$15.31
                                              =======                   =======                   =======

Exercisable at end of year                    275,956                   303,796                   223,367
Reserved for future grant                     183,198                   184,568                    35,082

During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). For fiscal years beginning after December 15, 1995, FAS 123 requires new footnote disclosures about stock compensation awards based upon their fair value on the date granted. FAS 123 also permits companies to switch to the fair value method to record compensation costs for new and modified employee stock options. The footnote disclosure requirements include provisions to show pro forma net income and net income per share as if the fair value accounting had been adopted. The Company plans to continue its current accounting practices and not elect to recognize compensation costs in the consolidated statements of income. Pro forma disclosures will be provided in 1996.

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

DIVIDEND LIMITATIONS
Payment of dividends by the subsidiary banks, which is the principal source of funds for payment of cash dividends by the Company to its shareholders, are subject to various national and/or state regulatory restrictions. At December 31, 1995, total retained earnings of the Company's direct subsidiaries was approximately $75.1 million, of which $23.9 million was available for payment of dividends without approval by the applicable regulatory authority.

CAPITAL RESTRICTIONS
Banking regulations require minimum ratios of capital to total "risk weighted" assets. The Company and its subsidiaries are required to have minimum Tier I and total capital ratios of 4.00% and 8.00%, respectively. At December 31, 1995 and 1994, the Company and its subsidiaries actual capital ratios exceeded minimum requirements.

12.  INCOME TAXES
The current and deferred portions of income tax expense were as follows:

Year Ended December 31,                          1995         1994         1993
_______________________________________________________________________________
(in thousands)

Current taxes                                  $6,762       $6,397       $6,119
Deferred taxes                                   (316)        (932)      (1,312)
                                                -----        -----        -----
Income tax expense                             $6,446       $5,465       $4,807
                                                =====        =====        =====

The following is a reconciliation between the amount of income tax expense and the amount of tax computed by applying the statutory Federal income tax rates:

Year Ended December 31,                          1995         1994         1993
_______________________________________________________________________________
(in thousands)

Tax computed at statutory rates                $7,425       $6,407       $6,020
Increase (decrease) in taxes
  resulting from:
    Tax-exempt income                          (1,328)      (1,413)      (1,562)
    Goodwill amortization                         290          290          290
    Other, net                                     59          181           59
                                                -----        -----        -----
Income tax expense                             $6,446       $5,465       $4,807
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

December 31,                                                  1995         1994
_______________________________________________________________________________
(in thousands)

Deferred tax assets:
  Allowance for loan losses                                 $4,272       $3,824
  Deferred compensation                                        431          424
  Other real estate owned                                      181          171
  Unrealized security loss                                      --        1,650
  Other                                                         74          105
                                                             -----        -----
                                                             4,958        6,174
Deferred tax liabilities:
  Unrealized security gain                                    (125)          --
  Accrued interest income                                      (89)         (93)
  Premises and equipment                                    (1,335)      (1,314)
  Other                                                       (453)        (352)
                                                             -----        -----
                                                            (2,002)      (1,759)
                                                             -----        -----
Net deferred tax assets                                     $2,956       $4,415
                                                             =====        =====

Deferred tax assets have not been reduced by a valuation allowance. Based on the weight of available evidence, management believes it is more likely than not all of the deferred tax assets will be realized. Neither current or deferred taxes have been provided for approximately $2.6 million of income at December 31, 1995 and 1994 which represents allocations for bad debt deductions for tax purposes only. Under existing tax regulations, if the amounts that qualify for Federal income tax purposes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to Federal income tax at the then current corporate rate.

13.  CONTINGENCIES

LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and its subsidiaries. Management, after consultation with legal counsel, is of the opinion that the ultimate resolution of these precedings will have no material effect on the consolidated financial condition or results of operations of the Company.

14.  SUPPLEMENTAL INCOME STATEMENT INFORMATION
Details of noninterest income and noninterest expense are as follows:

Year Ended December 31,                          1995         1994         1993
_______________________________________________________________________________
(in thousands)

Noninterest Income
Service charges on deposits                    $3,831       $3,680       $3,308
Net securities gains                              178           62          231
Trust department fees                           1,220        1,181        1,199
Insurance commissions                             664          470          317
Bankcard fees                                     658          546          533
Other income                                    1,486        1,162        1,095
                                                -----        -----        -----
                                               $8,037       $7,101       $6,683
                                                =====        =====        =====


Year Ended December 31,                          1995         1994         1993
_______________________________________________________________________________
(in thousands)

Noninterest Expense
Salaries                                      $13,302      $12,370      $11,591
Employee benefits                               2,411        2,450        2,348
Occupancy expense                               1,769        1,677        1,579
Equipment expense                               1,885        1,665        1,433
FDIC insurance expense                          1,338        2,250        2,135
Data processing expense                         2,338        2,212        1,954
Bankshare taxes                                 1,349        1,365        1,253
Goodwill amortization                             830          830          830
Other expense                                   7,029        7,518        6,250
                                               ------       ------       ------
                                              $32,251      $32,337      $29,373
                                               ======       ======       ======

15.  PARENT COMPANY FINANCIAL INFORMATION
Following are condensed balance sheets of Peoples First Corporation (parent company only) as of December 31, 1995 and 1994, and the related condensed statements of income and cash flows for the years ended 1995, 1994 and 1993:

Condensed Balance Sheets
December 31,                                     1995         1994
__________________________________________________________________
(in thousands)

ASSETS
Cash in subsidiary bank                          $797         $492
Investment in subsidiaries                    127,105      111,302
Other assets                                      556          276
                                              -------      -------
                                             $128,458     $112,070
                                              =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Note payable                                       $0       $1,530
Other liabilities                                 286          277
                                              -------      -------
  Total liabilities                               286        1,807

Stockholders' equity
Common stock                                    7,207        6,422
Surplus                                        53,269       34,859
Retained earnings                              66,878       73,739
Unrealized net gain (loss) on
  securities held for sale                        926       (4,624)
Debt on ESOP shares                              (108)        (133)
                                              -------      -------
                                              128,172      110,263
                                              -------      -------
                                             $128,458     $112,070
                                              =======      =======

Common shares issued and outstanding            9,225        9,062

Condensed Statements of Income
Year Ended December 31,                          1995         1994         1993
_______________________________________________________________________________
(in thousands)

INCOME
Dividends from subsidiaries                    $5,078      $10,878       $5,752
Other income                                        3           11            7
                                               ------       ------       ------
                                                5,081       10,889        5,759
EXPENSE
Interest expense                                   44          385          745
Legal and accounting fees                         284          571          335
Other expense                                     378          654          450
                                               ------       ------       ------
                                                  706        1,610        1,530
                                               ------       ------       ------
Income before income tax benefit
  and equity in undistributed
  income of subsidiaries                        4,375        9,279        4,229
Income tax benefit                                164          385          434
Income before equity in                        ------       ------       ------
  undistributed income
  of subsidiaries                               4,539        9,664        4,663
Equity in undistributed
  income of subsidiaries                       10,228        3,461        8,147
                                               ------       ------       ------
NET INCOME                                    $14,767      $13,125      $12,810
                                               ======       ======       ======

Condensed Statement of Cash Flows
Year Ended December 31,                          1995         1994         1993
_______________________________________________________________________________
(in thousands)

OPERATING ACTIVITIES
Net income                                    $14,767      $13,125      $12,810
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Equity in undistributed
     income of subsidiaries                   (10,228)      (3,461)      (8,147)
    Amortization and other, net                  (271)         134          (16)
Net Cash Provided by                           ------       ------       ------
  Operating Activities                          4,268        9,798        4,647

FINANCING ACTIVITIES
Proceeds from notes payable                         0        3,800        6,200
Repayments of notes payable                    (1,530)     (11,859)      (8,712)
Proceeds from issuance of common stock          1,418          495          299
Cash dividends paid                            (3,851)      (2,698)      (2,012)
                                               ------       ------       ------
Net Cash Used by Financing Activities          (3,963)     (10,262)      (4,225)

Net Increase (Decrease) in Cash                   305         (464)         422
  and Cash Equivalents
Cash and Cash Equivalents at
  Beginning of Year                               492          956          534
                                               ------       ------       ------
Cash and Cash Equivalents at End of
  Year                                           $797         $492         $956
                                               ======       ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                    $53         $405         $716
Cash received for income taxes                   (345)        (711)        (365)

NONCASH INVESTING AND FINANCING TRANSACTIONS
Dividends reinvested                              753          542          438

16.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
To value financial instruments for both on- and off-balance sheet assets and liabilities where it is practicable to estimate that value, quoted market prices are utilized by the Company where readily available. If quoted market prices are not available, fair values are based on estimates using present value and other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

The following methods and assumptions were used in estimating the fair value for financial instruments.

CASH, DUE FROM BANKS, ACCRUED INTEREST RECEIVABLE, ACCRUED INTEREST PAYABLE
AND SHORT-TERM BORROWINGS
The carrying amount reported for cash, due from banks, accrued interest receiv-able, accrued interest payable and short-term borrowings approximates the fair value for those assets and liabilities.

DEBT AND EQUITY SECURITIES
For securities held both for sale and investment, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted prices for similar securities.

LOANS
Loan balances are assigned fair values based on a discounted cash flow analysis. The discount rate is based on the treasury yield curve, with rate adjustments for credit risk, liquidity, servicing costs and the prepayment uncertainty.

DEPOSITS
The fair value for demand deposits and interest-bearing deposits with no fixed maturity date is considered to be equal to the amount payable on demand or maturity date. Time deposits are assigned fair values based on a discounted cash flow analysis using discount rates which approximate interest rates currently being offered on liabilities with comparable maturities.

LONG-TERM BORROWINGS
The fair value of long-term borrowings is based on a discounted cash flow analysis with a discount rate based on current incremental borrowing rates for similar types of arrangements.

UNRECOGNIZED FINANCIAL INSTRUMENTS
No fair value of loan commitments is presented since the Company does not generally collect fees for loan commitments. The fair value of guarantees and letters of credit is based on equivalent fees that would be charged for similar agreements and is less than $100,000 for 1995 and 1994.

The book values and estimated fair values for financial instruments as of December 31, 1995 and 1994 are reflected below.

Financial Instruments
December 31, 1995                                       Book value   Fair value
_______________________________________________________________________________
(in thousands)

Financial Assets
Cash and due from banks                                    $37,524      $37,524
Securities held for sale                                   146,322      146,322
Securities held for investment                             160,320      165,042
Loans, net                                                 901,126      944,922
Accrued interest receivable                                  9,392        9,392

Financial Liabilities
Deposits                                                 1,047,104    1,055,235
Short-term borrowings                                       93,469       93,469
Long-term borrowings                                         7,757        7,721
Accrued interest payable                                     6,875        6,875


Financial Instruments
December 31, 1994                                       Book value   Fair value
_______________________________________________________________________________
(in thousands)

Financial Assets
Cash and due from banks                                    $39,333      $39,333
Securities held for sale                                   129,682      129,682
Securities held for investment                             203,845      200,092
Loans, net                                                 793,759      777,877
Accrued interest receivable                                  8,627        8,627

Financial Liabilities
Deposits                                                   998,583      996,989
Short-term borrowings                                       84,567       84,567
Long-term borrowings                                         9,536        9,536
Accrued interest payable                                     4,454        4,454

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 1995, 1994 and 1993 and in the subsequent interim period, there has been no change in, or disagreements on accounting matters with, the Company's independent auditors.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to all directors and all persons nominated to become directors of the registrant appearing in the table and footnotes on pages 3 through 6 and the first narrative paragraph on page 8 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 25, 1996, is incorporated herein by reference.

The following table provides information as of December 31, 1995, with respect to the executive officers of the registrant:

                                                                      Shares of
                                                                   common stock
Executive Officers                                     Officer     beneficially
Name and age             Principal positions             since            owned
_______________________________________________________________________________

Aubrey W. Lippert,       Chairman of the Board,           1983       201,407(1)
age 55                   President and Chief
                         Executive of the registrant;
                         Chairman of the Board of
                         Peoples Bank

Allan B. Kleet,          Principal Accounting Officer,    1986        67,616(2)
age 47                   Treasurer and Director of
                         the registrant

George Shaw,             Director, President and Chief    1993         5,181(3)
age 50                   Executive Officer of Peoples
                         Bank; formerly President and
                         Chief Executive Officer of
                         Bowling Green Bank & Trust
                         Company (1982-05/93)


(1) Represents 2.2% of the class of stock. Includes 119,621 shares subject to currently exercisable stock options and 20,463 shares held in Mr. Lippert's ESOP account for which he has voting but no dispositive power.

(2) Represents less than 1.0% of the class of stock. Includes 675 shares held individually by Mr. Kleet's wife, 62,511 shares subject to currently exercisable stock options and 2,917 shares held in Mr. Kleet's ESOP account for which he has voting but no dispositive power.

(4) Represents less than 1.0% of the class of stock. Includes 4,961 shares subject to currently exercisable stock options.

Item 11.  EXECUTIVE COMPENSATION

The information concerning compensation appearing on pages 9 through 13 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 25, 1996, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to any person who is known to the registrant to be the beneficial owner of more than five percent of any class of the registrant's voting securities appearing in the tables and footnotes on page 2 and pages 3 through 6 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 25, 1996, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 7 and 8 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 25, 1996, is incorporated herein by reference.


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)   Financial Statements are incorporated herein by reference, and listed in Item 8 hereof.

          (2)   Financial Statement Schedules - None

          (3)   List of Exhibits filed with original:

          (3.1) Amended and Restated Articles of Incorporation of Peoples
                First Corporation are incorporated herein by reference to
                Exhibit 3(1) to the Registrant's Form 10-K for the year ended December 31, 1994.

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

          (10.1)Peoples First Corporation 1986 Stock Option Plan is
                incorporated herein by reference to Exhibit 10 to Form
                10-Q/A for the quarter ended March 31, 1994.
                                                                             62






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

          (10.4)Employment agreement among the Company, Liberty Bank
                & Trust Co. and Steve Story is herein incorporated by reference to Exhibit 99.1 of Form S-4, registration #33-54535 as filed with the Securities and Exchange Commission on July 12, 1994.

          (21)  Subsidiaries of Registrant.

          (23) Consent of KPMG Peat Marwick LLP, independent public accountants.

          (27)  Financial Data Schedules (SEC use only).

          (99)  Undertakings.

     (b)  Reports on Form 8-K

          Peoples First Corporation filed a current report on Form
          8-K dated January 17, 1996 on January 17, 1996 to report the Board of Director's declaration of a 5% stock dividend payable March 18, 1996 to shareholders of record on March 18, 1996;
          and, the Board of Director's approval of the purchase of up to 400,000 shares of the Company's common stock in the open market.

          Peoples First Corporation filed a current report on Form
          8-K dated February 20, 1996 on February 22, 1996 to report the February 20, 1996 signing of a definitive Acquisition Agreement with Guaranty Federal Savings Bank (Guaranty FSB). The agreement provides for the acquisition by the Company of 100% of Guaranty FSB's outstanding capital stock, subject to approval of the shareholders of Guaranty FSB and regulators.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PEOPLES FIRST CORPORATION


                              Date:  03/20/96     /s/ Aubrey W. Lippert
                                                  Aubrey W. Lippert
                                                  President and Chairman
                                                  of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dated indicated.


Signature                          Title                              Date
_____________________              ______________________             ________


/s/ Aubrey W. Lippert              President and Chairman             03/20/96
Aubrey W. Lippert                  of the Board


/s/ Allan B. Kleet                 Principal Accounting Officer       03/20/96
Allan B. Kleet


/s/ William R. Dibert              Director                           03/20/96
William R. Dibert


/s/ Joe Dick                       Director                           03/20/96
Joe Dick


/s/ Richard E. Fairhurst, Jr.      Director                           03/20/96
Richard E. Fairhurst, Jr.


/s/ William Rowland Hancock        Director                           03/20/96
William Rowland Hancock


/s/ Dennis W. Kirtley              Director                           03/20/96
Dennis W. Kirtley

Signature                          Title                              Date
_____________________              ______________________             ________


/s/ Jerry L. Page                  Director                           03/20/96
Jerry L. Page

/s/ Rufus E. Pugh                  Director                           03/20/96
Rufus E. Pugh


/s/ Victor F. Speck, Jr.           Director                           03/20/96
Victor F. Speck, Jr.

INDEX TO EXHIBITS                                                          Page
_______________________________________________________________________________

(21) Subsidiaries of Registrant                                              67

(23)   Consent of KPMG Peat Marwick LLP, independent public
       accountants                                                           68

(27)   Financial Data Schedules (SEC only)                                   69

(99)   Undertakings                                                          71