Form 10-Q
period 1996-03-31
PEOPLES FIRST CORP
filed 1996-05-13
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended March 31, 1996
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of March 31, 1996: Common stock, no par value - 9,218,029 shares outstanding.















______________________________________________________________________________1








INDEX                                                                      Page
_______________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1996,
         March 31, 1995 and December 31, 1995                                 3

         Consolidated Statements of Income - Three Months
         Ended March 31, 1996 and 1995                                        4

         Consolidated Statement of Changes in Stockholders'
         Equity - Three Months Ended March 31, 1996                           5

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1996 and 1995                                        6

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   25

Item 2.  Changes in Securities                                               25

Item 3.  Defaults on Senior Securities                                       25

Item 4.  Submission of Matters to a Vote of Securities Holders               25

Item 5.  Other Information                                                   26

Item 6.  Exhibits and Reports on Form 8-K                                    26


         Signatures                                                          27









                                                                              2







                                                     March 31,      December 31,
CONSOLIDATED BALANCE SHEETS                      1996         1995         1995
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $41,750      $41,249      $37,524
Short-term investments                              0            0            0
Securities held for sale                      158,749      132,486      146,322
Securities held for investment                151,794      187,699      160,320
Loans                                         914,373      835,025      914,497
Allowance for loan losses                     (13,670)     (12,452)     (13,371)
                                            ---------    ---------    ---------
Loans, net                                    900,703      822,573      901,126
Excess of cost over net assets
 of purchased subsidiaries                      9,040        9,870        9,248
Premises and equipment                         18,302       17,203       18,226
Other assets                                   16,099       14,680       14,830
                                            ---------    ---------    ---------
                                           $1,296,437   $1,225,760   $1,287,596
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $79,096      $83,743      $86,360
  Interest-bearing transaction accounts       304,054      239,473      291,539
  Savings deposits                             85,558       88,297       83,607
  Time deposits                               577,918      608,621      585,598
                                            ---------    ---------    ---------
                                            1,046,626    1,020,134    1,047,104
Short-term borrowings                         101,461       73,238       93,469
Long-term borrowings                            7,575        9,026        7,757
Other liabilities                              10,784        8,320       11,094
                                            ---------    ---------    ---------
     Total liabilities                      1,166,446    1,110,718    1,159,424

Stockholders' Equity
  Common stock                                  7,201        6,443        7,207
  Surplus                                      53,707       35,306       53,269
  Retained earnings                            69,090       75,769       66,878
  Unrealized net gain (loss) on
   securities held for sale                        32       (2,343)         926
  Debt on ESOP shares                             (39)        (133)        (108)
                                            ---------    ---------    ---------
                                              129,991      115,042      128,172
                                            ---------    ---------    ---------
                                           $1,296,437   $1,225,760   $1,287,596
                                            =========    =========    =========

Fair value of securities held
 for investment                              $154,995     $188,285     $165,042
Common shares issued and outstanding            9,218        9,092        9,225

See accompanying notes to consolidated financial statements.                  3






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF INCOME                             1996         1995
________________________________________________________________________________
(in thousands, except per share data)

INTEREST INCOME
Interest on short-term investments                             $37          $18
Taxable interest on securities                               3,876        4,151
Nontaxable interest on securities                              996        1,030
Interest and fees on loans                                  20,836       17,794
                                                            ------       ------
                                                            25,745       22,993
INTEREST EXPENSE
Interest on deposits                                        11,343       10,535
Other interest expense                                       1,404        1,198
                                                            ------       ------
                                                            12,747       11,733
                                                            ------       ------
Net Interest Income                                         12,998       11,260
Provision for Loan Losses                                      577          443
                                                            ------       ------
Net Interest Income after
 Provision for Loan Losses                                  12,421       10,817

Noninterest Income                                           2,036        1,722
Noninterest Expense                                          8,347        8,314
                                                            ------       ------
Income Before Income Tax Expense                             6,110        4,225
Income Tax Expense                                           1,955        1,208
                                                            ------       ------
NET INCOME                                                  $4,155       $3,017
                                                            ======       ======

Net Income per Common Share                                  $0.44        $0.32

Cash Dividend per Common Share                               0.143        0.109

Average Common Shares Outstanding                            9,487        9,353














See accompanying notes to consolidated financial statements.                  4






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1996         1995
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                  $4,155       $3,017
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              729          662
    Net (discount accretion) premium
     amortization                                              220          156
    Provision for loan losses                                  577          443
    Net (increase) decrease in loans held for sale            (527)         (46)
    Provision for deferred income taxes                       (272)         (88)
    Other, net                                                (870)       1,721
                                                            ------       ------
Net Cash Provided by Operating Activities                    4,012        5,865

INVESTING ACTIVITIES
Proceeds from maturities of investment
  securities                                                 4,905       12,525
Principal collected on mortgage-backed
  securities held for sale                                   3,980        1,387
Principal collected on mortgage-backed
  investment securities                                      4,925        3,392
Purchase of securities held for sale                       (17,792)        (575)
Purchase of investment securities                           (1,362)           0
Net (increase) decrease in loans                               333      (29,212)
Purchases of premises and equipment                           (596)        (659)
                                                            ------       ------
Net Cash Used by Investing Activities                       (5,607)     (13,142)

                                                                      continued


















See accompanying notes to consolidated financial statements.                  5






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1996         1995
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                           (478)      21,550
Net increase (decrease) in short-term borrowings             7,992      (11,329)
Proceeds from long-term borrowings                               0          140
Repayments of long-term borrowings payable                    (182)        (650)
Proceeds from issuance of common stock                         228          315
Repurchase of common stock                                    (649)           0
Cash dividends paid                                         (1,090)        (833)
                                                            ------       ------
Net Cash Provided by Financing Activities                    5,821        9,193
                                                            ------       ------
Cash and Cash Equivalents
  Increase                                                   4,226        1,916
  Beginning of Year                                         37,524       39,333
                                                            ------       ------
  End of Period                                            $41,750      $41,249
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $13,896      $11,412
Cash paid for income tax                                     1,224            0

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net             (40)           0
Dividends reinvested                                           228          154





















See accompanying notes to consolidated financial statements.                  6







                                                                                  Unrealized
CONSOLIDATED STATEMENTS OF CHANGES                                                  net gain
 IN STOCKHOLDERS' EQUITY                       Common                  Retained    (loss) on         ESOP
(unaudited)                                     stock      Surplus     earnings   securities         debt        Total
______________________________________________________________________________________________________________________
(in thousands, except per data)

BALANCE AT JANUARY 1, 1996                     $7,207      $53,269      $66,878         $926        ($108)    $128,172
Net income                                                                4,155                                  4,155
Cash dividends declared
  Common ($0.143 per share)                                              (1,318)                                (1,318)
Stock issued pursuant to shareholder
 and employee plans                                18          438                                                 456
Common stock repurchased                          (24)                     (625)                                  (649)
Reduction of ESOP debt                                                                                 69           69
Change in unrealized net gain
 (loss) on securities held for sale                                                     (894)                     (894)
                                               ------       ------       ------       ------       ------      -------
BALANCE AT MARCH 31, 1996                      $7,201      $53,707      $69,090          $32         ($39)    $129,991
                                               ======       ======       ======       ======       ======      =======
































See accompanying notes to consolidated financial statements.                  7





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________


NOTE A - BASIS OF PRESENTATION

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

The accounting policies and reporting practices of the Company are based upon generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets and liabilities and the results of operations. Estimates and assumptions involve future events and may change. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to consolidated financial statements contained in the 1995 annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Trading securities are bought and held principally with the intention of selling them in the near term. The Company currently has no trading securities. Securities that are being held for indefinite periods of time, including secur-ities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepay-ment risk, to meet liquidity needs, the need to increase regulatory capital or other similar factors, are classified as securities held for sale and are stated at fair value. Fair value is based on market prices quoted in financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


publications or other independent sources. Net unrealized gains or losses are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders' equity until realized. Securities for which the Company has the ability and positive intent to hold until maturity are classified as investment securities and are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on the level-yield method.

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

NOTE C - LOAN REVENUES
Loans receivable held for investment are carried at cost, as the Company has the ability and it is management's intention to hold them to maturity. Interest on commercial and real estate mortgage loans is accrued if deemed collectible and credited to income based upon the principal amount outstanding. Consumer installment loans include a significant number of loans made on a discount basis. The unearned discount attributable to these loans is credited to income using a method which approximates the level yield method. Mortgage loans originated principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association (FNMA) and held for sale are carried at the lower of cost or market value.

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

The Company became subject to Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage-Servicing Rights", (FAS 122) effective for the year beginning January 1, 1996. FAS 122 requires a mortgage banking enterprise that acquires mortgage servicing rights through either purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________

servicing rights and the loans (without the mortgage servicing rights) bases on their relative fair values if it is practical to estimate those fair values. FAS 122 had no effect on the consolidated financial statements other than required disclosure.

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

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest is not probable, or a delay in payments is expected, are evaluated for impairment. The Company measures and reports impaired loans that are within the scope of FAS 114 at either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or fair value of the underlying collateral if the loan is collateral dependent. Information regarding impaired loans at March 31, 1996 and 1995 is as follows:

Impaired Loans                                       March 31,      December 31,
March 31,                                        1996         1995         1995
________________________________________________________________________________
(in thousands)

Balance of impaired loans                      $4,602         $910       $4,109
Less portion for which no allowance
 for loan losses is allocated                       0            0          308
                                               ------       ------       ------
Portion of impaired loan balance for
 which an allowance for loan losses
 is allocated                                  $4,602         $910       $3,801
                                               ======       ======       ======
Portion of allowance for loan losses
 allocated to the impaired loan balance        $1,047         $332         $829
                                               ======       ======       ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________

                                                             Three Months Ended
                                                                  March 31,
Impaired Loans                                                1996         1995
_______________________________________________________________________________
(in thousands)

Average investment in impaired loans                        $4,525          918
Interest income recognized on
 impaired loans                                                106           19
Interest income recognized on
 impaired loans on cash basis                                    0            0


NOTE E - EXCESS OF COST OVER NET ASSETS OF PURCHASED SUBSIDIARIES
Net assets of subsidiaries acquired in purchase transactions are recorded at fair value at the date of acquisition. The excess of cost over net assets acquired is amortized by systematic charges in the consolidated statements of income over the period benefited. Management evaluates the periods of amortization continually to determine whether later events and circumstances warrant revised estimates. Currently, amortization is provided on a straight-line basis over fifteen years. Accumulated amortization was $3.4 million at March 31, 1996, $2.6 million at March 31, 1995 and $3.2 million December 31, 1995. Amortization expense was $207,430 for three months ended March 31, 1996 and 1995.

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", (FAS 121) effective for the year beginning January 1, 1996.
FAS 121 requires the recognition of a loss on impaired assets when the carrying amount of the asset may not be recoverable. This statement applies to assets other than loans, which are covered under FAS 114 which the Company adopted in 1995. Management periodically evaluates whether events of circumstances have occurred that would result in impairment in the value or life of goodwill or other intangibles. Management considers an intangible to be potentially impaired if internal management reports for respective business units show a net loss before amortization of intangibles. The recoverability of the asset is then evaluated using undiscounted cash flow projections. The Company's adoption of FAS 121 had no effect on the consolidated financial statements other than required disclosure.

NOTE F - STOCK OPTION PLAN
The Peoples First Corporation 1986 Stock Option Plan (Option Plan), as amended in 1994, authorizes the granting to key employees of the Company incentive stock options and nonqualified stock options to purchase common stock of the Company at market value at the time the options are granted. Shares sold under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


Option Plan may be either unissued authorized shares or shares reacquired by the Company. Options granted are exercisable, subject to vesting and other requirements, at varying times from the first through the tenth year after the grant date. Optionees may exercise their options with cash or with shares of the Company's common stock. At March 31, 1996, a total of 182,512 shares are reserved for grants of options. Outstanding stock options are considered common stock equivalents in the computation of net income per common share.

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (FAS 123) effective for the year beginning January 1, 1996. FAS 123 defines the accounting available for employee stock compensation plans. The statement defines a fair value based method of accounting for an employee stock option and permits companies to switch to this method to record compensation costs for new and modified employee stock options. The Company elected to continue to apply APB Opinion 25 and related interpretations to account for the Company's Option Plan. Accordingly, consistent with previous Company accounting practices, no compensation cost is recognized in the consolidated statements of income.

NOTE G - PER COMMON SHARE DATA
Share and per share information have been adjusted to give effect to 5% stock dividends declared in April 1995 and January 1996. Net income per common share is determined by dividing net income by the weighted average number of common shares outstanding and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for the three months ended March 31, 1996 and 1995 were 9,486,517 and 9,353,093, respectively. Common stock equivalents have no material dilutive effect.

NOTE H - CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks to be cash equivalents.

NOTE I - BUSINESS COMBINATIONS
On February 16, 1996, the Company entered into an acquisition agreement with Guaranty Federal Savings Bank (Guaranty FSB) of Clarksville, Tennessee. The agreement is subject to the approval of Guaranty FSB shareholders and regula-tors. The Company will issue between 270,988 and 331,182 shares of the Company's common stock, depending on the average share price during a definitive period prior to closing, for all the outstanding stock of Guaranty FSB.
Guaranty FSB, a well established savings bank in northwestern Tennessee, has three branch offices in Clarksville, Tennessee and had total assets of approximately $55.9 million at March 31, 1996. The business combination is expected to be consummated in the third quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS
_______________________________________________________________________________


Headquartered in Paducah, Kentucky, Peoples First Corporation (Company) is a multi-bank and unitary savings and loan holding company registered with the Federal Reserve Board. Through 25 banking offices, the Company serves primarily the western Kentucky and surrounding interstate area. The purpose of this discussion and analysis is to provide financial statement readers with information relevant to understanding and assessing the financial condition and results of operations of Peoples First Corporation (Company).

The Company operates principally in a single business segment offering general commercial and savings bank services. Commercial banking services, mortgage banking and consumer financing are all activities the Company considers to be their one business segment. Table 1 provides certain subsidiary, parent company and consolidated information as of and for the period ended March 31, 1996.

Table 1
Disaggregated Data                                           First    Parent Co
As of and for the three months                Peoples     Kentucky     and elim-      Consol-
 ended March 31, 1996                            Bank          FSB      nations        dated
____________________________________________________________________________________________
(dollars in thousands)

Net income                                     $3,869         $413        ($127)      $4,155
Average assets                              1,111,413      173,733           (2)   1,285,144
Return on average equity                        13.85%       10.56%                    12.95%
Average equity / assets                         10.11         9.06                     10.04
Net interest margin                              4.61         3.36                      4.43
Provision for loan losses /
 average loans                                   0.27         0.13                      0.25
Allowance for loan loss /
 loans outstanding                               1.56         0.97                      1.50
Overhead ratio                                   0.52         0.56                      0.54

EARNING ASSETS
Average earning assets of the Company for the first three months of 1996 in-creased 6.8%, or $78.1 million to $1,223.5 million from $1,145.4 million for the first three months of 1995. This compares to average earning asset growth of 4.7% for the first quarter of 1995 over the first quarter of 1994. A consist-ently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 95.2% and 95.1% for the first three months of 1996 and 1995, respectively.

Loans are the Company's primary earning asset and management believes the Company should be a prominent lender. Average loans for the first three months of 1996 were 74.7% of total average earning assets, up from 71.6% for the first three months of 1995. Loan growth, while still strong, has slowed from previous levels. Average loans for the first quarter of 1996 increased 11.5%, or $94.4 million to $914.4 million from $820.0 million for the first quarter of 1995. Average loans for the first quarter of 1995 increased 14.9%, or $106.6 million from $713.4 million. The Company primarily directs lending activities to its regional market. Management has focused on retail lending and the growth of residential real estate mortgage loans over the last two years. The Company maintains a portfolio of securities held for sale as a potential source of funding for loan growth.


Table 2                                              March 31,      December 31,
Types of Loans                                   1996         1995         1995
________________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural                           $110,510     $114,517     $113,929
Real estate
  Construction                                 17,201       15,931       19,386
  Residential mortgage                        363,987      330,385      364,607
  Commercial mortgage                         157,952      146,337      158,429
Installment loans to
  individuals                                 264,456      231,291      260,724
Consumer revolving credit                       8,064        6,903        8,231
Loans held for sale                             1,235          201          708
Other                                           1,497        1,787        1,463
                                              -------      -------      -------
                                              924,902      847,352      927,477
Unearned income                               (10,529)     (12,327)     (12,980)
                                              -------      -------      -------
                                             $914,373     $835,025     $914,497
                                              =======      =======      =======

FUNDING
Core deposits, which management relies on as the most important and stable source of funding, of the Company for the first three months of 1996 increased 3.2%, or $31.2 million to $1,014.4 million from $983.2 million for 1995. Local
markets for deposits are highly competitive.   Management anticipates an
increasing need to rely on more volatile purchased liabilities. The Company's subsidiaries have obtained various short-term and long-term advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the banks to borrow additional funds from the FHLB to fund mortgage loan programs and satisfy other funding needs.

                                                             Three Months Ended
Table 3                                                           March 31,
Average Interest-bearing Liabilities                          1996         1995
_______________________________________________________________________________
(in thousands)

Total average interest-bearing
 liabilities                                            $1,065,027   $1,005,163
Percent of average total interest-
 bearing liabilities
   Average interest-bearing core deposits                     87.6%        89.6%
   Average brokered deposits                                   2.5          2.1
   Average short-term borrowings                               9.0          7.4
   Average long-term borrowings                                0.7          0.8
   Other                                                       0.2          0.1


NONPERFORMING ASSETS AND RISK ELEMENTS
The Company's process for monitoring loan quality includes detailed, monthly analyses of delinquencies, nonperforming assets and potential problem loans from each subsidiary bank. Management extensively monitors credit policies, including policies related to appraisals, assessing the financial condition of borrowers, restrictions on out-of-area lending and avoidance of loan concentrations.

The level of nonperforming assets at March 31, 1996 remains relatively low. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 1996, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

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

Nonperforming assets at March 31, 1996 were 0.65% of total loans and other real estate, up slightly from prior periods. Management continues to exert efforts to monitor and minimize nonperforming assets even though the nonperforming totals are significantly lower than peer bank holding company ratios. Significant focus on underwriting standards is maintained by management and the subsidiary bank boards.

Table 4                                              March 31,      December 31,
Nonperforming Assets                             1996         1995         1995
_______________________________________________________________________________
(in thousands)

Nonaccrual loans                               $2,435         $893       $1,817
Other real estate owned                           673          956          644
Renegotiated loans                              2,837        2,718        2,874
                                                -----        -----        -----
                                               $5,945       $4,567       $5,335
                                                =====        =====        =====
Loans past due ninety days and still
 accruing interest                             $1,873       $1,513       $1,471

Ratios:
Nonperforming assets to total
 loans and other real estate                     0.65%        0.55%        0.58%
Allowance for loan losses to
 nonperforming assets                             230%         273%         251%


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At March 31, 1996, loans with a total principal balance of $15.8 million have been identified that may become nonperforming in the future, compared to $13.9 million at March 31, 1995. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

The banking industry is currently experiencing an increase in consumer delinquencies and chargeoffs. Management expects the Company's credit quality to decline somewhat during the next year, due to cyclical deterioration of consumer credit quality.


CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. Stockholders' equity was 10.0% of assets at March 31, 1996, up from 9.4% at March 31, 1995. Exclusive of the $0.9 million decrease in the unrealized net gain on securities held for sale, net of applicable income taxes, stockholders' equity increased $2.7 million, or 8.6% (annualized), during the first three months of 1996 due to a 67.5% earnings retention rate and the sale of common stock through shareholder and employee plans ($456,262). This compares to an increase, exclusive of the $2.3 million decrease in the unrealized net loss on securities held for sale, net of applicable income taxes, of $2.5 million, or 8.8% (annualized), during the same 1995 period when the earnings retention rate was 65.9% and proceeds from the sale of common stock through shareholder and employee plans was $468,171.

The board of directors frequently increases the quarterly cash dividend. The quarterly cash dividend was raised to $0.109 per share in the third quarter of 1994, to $0.143 per share in the third quarter of 1995 and to $0.160 per share in the second quarter of 1996. Stock dividends of 5% were declared in April 1995 and in January 1996. To partially fund the stock dividend, the board of directors approved the purchase of up to 400,000 shares of the Company's common stock in the open market. The Company's capital policies are designed to retain sufficient amounts for healthy financial ratios and to maintain, at a minimum, a capital position that meets the federal regulators' well capitalized classification.

Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At March 31, 1996, approximately $20.8 million, compared to $14.4 million at March 31, 1995, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards. Capital ratios of all of the Company's subsidiaries are in excess of applicable regulatory capital ratios. At March 31, 1996 and December 31, 1995, the Company and the banks' total capital and leverage ratios were as follows:

                                          Total                Leverage Ratio
Table 5                           Mar 31,      Dec 31,      Mar 31,      Dec 31,
Risk-Based Capital                  1996         1995         1996         1995
_______________________________________________________________________________

Company                            14.84%       14.41%        9.48%        9.30%
Peoples First National
 Bank                              14.11        13.71         9.47         9.29
First Kentucky FSB                 21.41        20.08         9.13         8.74
Regulatory minimum                  8.00         8.00         4.00         4.00

Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses, growth expectations, stock repurchase program and dividend increases, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums.


RESULTS OF OPERATIONS
Net income per common share for the first three months of 1996 increased 37.5% to $0.44, from $0.32 for the same 1995 period. Results in the first quarter were impacted by increased interest margins partially offset with a higher provision for loan losses, improved noninterest income and reduced deposit insurance expense.

Return on average stockholders' equity for the first three months of 1996 and 1995 was 12.95% and 10.94%, respectively. Return on average assets for the first three months of 1996 and 1995 was 1.31% and 1.02%, respectively.

NET INTEREST INCOME
The amount by which interest earned on assets exceeds the interest paid on sup-porting funds, constitutes the primary source of income for the Company. For the three months ended March 31, 1996, net interest income, on a tax-equivalent
(TE) basis, increased 14.4%, or $1.7 million to $13.5 million as compared to $11.8 million for the three months ended March 31, 1995. Volume of earning asset and margin improvement contributed approximate equal amounts to the increased net interest income.

Although the subsidiary banks generally maintain a relatively balanced position between volumes of rate-repricing assets and liabilities to guard against adverse effects to net interest income from possible fluctuations in interest rates, net interest income was unfavorably affected in 1995 by interest rate caps on a significant portion of residential mortgage loans that repriced less quickly than the average liability funding rate during the same period. Management has significantly increased the amount of loans outstanding while decreasing lower yielding debt securities during the last two years. For 1996, management is attempting to balance volume increases and pricing to a greater degree. Low levels of nonperforming loans favorably contributed to margins each period.

Net interest income (TE) as a percent of average earning assets was 4.43% and 4.17% for the three months ended March 31, 1996 and 1995, respectively.
Interest earned on loans was 4.36% greater than the average funding cost, up from 4.08% for the three months ended March 31, 1995. Net interest income margins continue to benefit from a favorable change in the mix of earning assets and funding sources.

Table 6
Net Interest Income Analysis                  Average                   Average
Three months ended March 31, 1996              volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $914,362      $20,851         9.17%
Securities                                    306,058        5,336         7.01
Other interest earning assets                   3,053           37         4.87
                                            ---------       ------
                                            1,223,473       26,224         8.62

Time deposits                                 579,409        8,038         5.58
All other interest bearing deposits           380,600        3,305         3.49
Other interest bearing liabilities            105,018        1,404         5.38
                                            ---------       ------
                                           $1,065,027       12,747         4.81
                                                            ------         ----
Net interest income (TE) spread                            $13,477         3.81%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.43%
 of average interest-earning assets                                        ====

Table 7
Net Interest Income Analysis                  Average                   Average
Three months ended March 31, 1995              volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $819,996      $17,820         8.81%
Securities                                    324,159        5,665         7.09
Other interest earning assets                   1,283           18         5.69
                                            ---------       ------
                                            1,145,438       23,503         8.32

Time deposits                                 586,278        7,856         5.43
All other interest bearing deposits           335,337        2,683         3.24
Other interest bearing liabilities             83,548        1,194         5.80
                                            ---------       ------
                                           $1,005,163       11,733         4.73
                                                            ------         ----
Net interest income (TE) spread                            $11,770         3.59%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.17%
 of average interest-earning assets                                        ====


PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. The provision for loan losses amounted to $577,000 for the three months ended March 31, 1996, an increase of $134,000 or 30.2% when compared to $443,000 for the three months ended March 31, 1995. The increase in the 1996 provision for loan losses was influenced by the growth in outstanding loans and net loan charge-offs. The annualized provision for loan losses as a percentage of average loans was 0.25% for the three months ended March 31, 1996, the same as for the year ended December 31, 1995 and up slightly from 0.23% for the year ended December 31, 1994. Levels of providing for loan losses reflect, among other things, management's evaluation of potential problem loans.

Net loan chargeoffs over the last three years are at levels below previous trends. Net chargeoffs as a percentage of average loans were 0.12% and 0.09% for the three months ended March 31, 1996 and 1995, respectively. Net chargeoffs as a percent of average loans were 0.21% for the five-year period ended December 31, 1995. The allowance for loan losses was 1.50% of outstanding loans at March 31, 1996, which is slightly more than the average during the last five years. The March 31, 1996 allowance is 230% compared to 251% at December 31, 1995, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.

                                                Three Months Ended
Table 8                                              March 31,
Allowance for Loan Losses                        1996         1995
__________________________________________________________________
(dollars in thousands)

Balance at beginning of period                $13,371      $12,188
Provision charged to expense                      577          443
Loans charged off                                (381)        (279)
Recoveries of chargeoffs                          103          100
                                               ------       ------
Net loans charged off                            (278)        (179)
                                               ------       ------
Balance at end of period                      $13,670      $12,452
                                               ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                0.25%        0.22%
Net chargeoffs to
 average loans                                   0.12         0.09
Allowance for loan losses
 to period end loans                             1.50         1.49


NONINTEREST INCOME
Fees from traditional deposit services as well as revenues from insurance, brokerage activities and other commission business have been increased by management's focus on improving all areas of noninterest income during the last two years. Noninterest income amounted to $2,036,441 for the three months ended March 31, 1996, an 18.2% increase compared to $1,722,896 for the three months ended March 31, 1995. Service charges on deposit accounts, the largest component of noninterest income, increased 8.1%. Approximately one-half of the increase in trust fees is attributable to timing of certain fees for estates and other services. Insurance commissions for the first quarter of 1995 were significantly up from prior periods and impacted by special promotions. Relatively low long-term fixed mortgage rates at the beginning of 1996 provided greater opportunities for fee income from secondary-market mortgage loan services than in 1995. Prior to the second quarter of 1995, the Company originated and retained student loans for its loan portfolio. After that time, loans were originated and sold to produce fee income. The current year is the second full year for investment brokerage services and property and casualty insurance to be offered. The relative improvement in fee income slightly exceeds the growth in net interest income. Noninterest income, excluding securities losses, was 13.2% of total net interest income (TE) plus noninterest income for the three months ended March 31, 1996, compared to 12.8% for the three months ended March 31, 1995. Management plans to continue to seek ways to increase fee income from services.

                                                Three Months Ended
Table 9                                              March 31,
Noninterest Income                               1996         1995
__________________________________________________________________
(in thousands)

Service charges on deposits                      $932         $862
Net securities gains (losses)                      (9)           0
Trust fees                                        339          277
Insurance commissions                             144          167
Bankcard fees                                     183          139
Other income                                      447          277
                                                -----        -----
                                               $2,036       $1,722
                                                =====        =====
Annualized Ratio:
Noninterest income
 to average assets                               0.64%        0.58%


NONINTEREST EXPENSE
In the second quarter of 1995, management announced a restructuring plan to control the rate of increase of noninterest expense. As part of the plan, the Company consolidated six of the previously separate corporate subsidiaries into one bank to allow the personnel at all locations to better focus on quality customer service and increasing the volume of business as well as reducing a small amount of redundant costs. The plan provided for the reduction of the number of employees by approximately 4% and targeted an expense reduction of $1.0 million. While focused on expenses, the plan encompassed increased revenue volumes designed to gain some operational ratio efficiencies. The restructuring plan has been partially successful.

During the first three months of 1996, it required less noninterest expense (overhead) to produce total net interest income (TE) plus noninterest income (revenue) due mainly to improved net interest margins and reduced deposit insurance. The ratio of overhead, exclusive of deposit insurance expense, to revenue was 53.20% for the three months ended March 31, 1996, compared to 57.41% for the three months ended March 31, 1995. There is a constant process of evaluation to reach the optimum balance between revenue and overhead.

The ratio of personnel expense has slightly decreased as a percentage of average total assets and was 1.31% for the three months ended March 31, 1996, compared to 1.37% for the three months ended March 31, 1995. Blanket restraints were imposed on salary increases at the beginning of 1996. Staffing levels at March 31, 1996 are down 2.9% from March 31, 1995 as the number of full-time equivalent employees dropped to 503 from 518.

For 1996, management expects double-digit percentage increases in occupancy and equipment expenses due to implementation of new systems. The Company has made purchases amounting to approximately $6.0 million for facilities and equipment during the last two years as technology has advanced and the need to leverage personnel costs has intensified. Management is attempting to increase customers volumes and leverage personnel expense through the use of additional technology and plans to continue to purchase technology for new product delivery systems.

                                                Three Months Ended
Table 10                                             March 31,
Noninterest Expense                              1996         1995
__________________________________________________________________
(in thousands)

Salaries                                       $3,475       $3,413
Employee benefits                                 722          649
Occupancy expense                                 444          410
Equipment expense                                 504          440
Deposit insurance expense                          90          569
Data processing expense                           651          532
Bank share taxes                                  383          343
Goodwill amortization                             207          207
Other expense                                   1,871        1,751
                                               ------       ------
                                               $8,347       $8,314
                                               ======       ======
Annualized Ratios:
Overhead ratio                                  53.81%       61.62%
Noninterest expense
 to average assets                               2.61         2.80


The Federal Deposit Insurance Corporation (FDIC) currently administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The Company's lead bank pays deposit insurance premiums to the BIF and the Company's other subsidiary pays insurance premiums to the SAIF based on a rate applied to their respective assessable deposits. Both subsidiaries received the lowest applicable deposit assessment rates from the FDIC based upon their risks characteristics. Assessments for deposit insurance were $89,749 and $568,892 for the three months ended March 31, 1996 and 1995, respectively. The decrease is attributable to a BIF rate reduction. During September 1995, as a result of the stability of the commercial bank industry and the level of insurance fund reserves, the FDIC reduced rates applicable for the lead bank. Congress is considering a variety of legislation that will recapitalize the SAIF through a special assessment on the assessable deposits of SAIF member institutions such as the Company's savings association subsidiary. At March 31, 1996, the Company had not accrued a liability for the potential special assessment. The expense for any special assessment will be recorded as a component of operating income in the period of the enacted legislation. Management estimates the special assessment will be between $1.2 million and $1.5 million. The legislation may provide for lower premiums following the special assessment. Management currently believes lower BIF and SAIF rates will generally offset the expense of the anticipated special SAIF assessment.

Due to management's focus on reducing staff coupled with outsourcing some func-tions, particularly related to credit card operations, data processing expense for the first quarter of 1996 was 22.4% higher than the first quarter of 1995. Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Kentucky has raised the assessment level and is attempting to significantly increase this taxation, which is based upon net income of the subsidiaries.


INCOME TAXES
The increase in income tax expense for the three months ended March 31, 1996 from the comparable 1995 period, is attributable to higher operating earnings and a higher effective tax rate. The Company's effective tax rate was 32.0% and 28.6% for the quarters ended March 31, 1996 and 1995, respectively. Operating earnings are now at a level that the 1% federal income tax rate increase mandated by the Omnibus Budget Reconciliation Act of 1993 is applicable. The effective tax rate also increased due to the continued decline in tax-exempt income. The Company manages the effective tax rate to some degree, based upon changing tax laws, particularly alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.


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

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. A balance-sheet analysis is conducted to determine the impact on net interest income for the following twelve months under several interest-rate scenarios. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks. The March 31, 1996 cumulative gap at one year between rate sensitive assets and liabilities has changed little from March 31, 1995.


Table 11
Interest Rate Sensitivity
 Analysis                           1-91       92-183     184 days     Total at         Over
March 31, 1996                      Days         Days    to 1 year       1 year       1 year        Total
_________________________________________________________________________________________________________
(in thousands)

Rate Sensitive Assets
Securities, at cost
  U.S. treasury
   and agencies                  $10,024      $14,319      $13,777      $38,120      $35,636      $73,756
  Mortgage-backed                 23,779       16,289       28,591       68,659       93,426      162,085
  Municipal bonds                    520        1,532        1,147        3,199       58,826       62,025
  Other                            7,705            0            0        7,705        4,924       12,629
                                 -------      -------      -------      -------      -------    ---------
                                  42,028       32,140       43,515      117,683      192,812      310,495
Loans                            272,030      128,484      210,160      610,674      303,699      914,373
                                 -------      -------      -------      -------      -------    ---------
                                 314,058      160,624      253,675      728,357      496,511    1,224,868
Rate Sensitive Liabilities
Deposits
  Transaction and savings        147,009            0            0      147,009      242,603      389,612
  Time                           165,141      104,719      128,155      398,015      179,903      577,918
Short-term borrowings             75,951          510       25,000      101,461            0      101,461
Long-term borrowings                  98          201          136          435        7,140        7,575
                                 -------      -------      -------      -------      -------    ---------
                                 388,199      105,430      153,291      646,920      429,646    1,076,566
                                 -------      -------      -------      -------      -------    ---------
Period Gap                      ($74,141)     $55,194     $100,384      $81,437      $66,865     $148,302
                                 =======      =======      =======      =======      =======    =========

Cumulative Gap at 03/31/96      ($74,141)    ($18,947)     $81,437      $81,437     $148,302     $148,302

Cumulative Gap at 12/31/95     ($100,928)    ($19,511)     $97,825      $97,825     $157,766     $157,766


PART II

_______________________________________________________________________________

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The regular annual meeting of the shareholders of Peoples First Corporation was held May 2, 1996, at the Executive Inn in Paducah, Kentucky.

     (b) The Corporation's Board of Directors consists of 19 members in three classes. Directors are usually elected to three-year terms, and ordinarily one class of directors is elected at each annual meeting. Cumulative voting applies in the election of directors. The following eight nominees were elected to the board of directors for the terms and by the votes indicated below:

                                        Term         For    Against
               Nominee               Expires       Votes      Votes

               Glen Berryman            1998   7,426,006      5,545
               James T. Holloway        1999   7,733,568      5,545
               Allan B. Kleet           1999   7,419,861     15,939
               Rufus E. Pugh            1999   7,431,851      5,545
               Neal H. Ramage           1999   7,433,568      5,545
               Mary Warren Sanders      1999   7,434,712     10,609
               Victor F. Speck, Jr.     1999   7,426,006      5,545

         Twelve other directors continued their terms of office after the meeting. Six directors, Walter L. Apperson, William R. Dibert, R.E. Fairhurst, Dennis W. Kirtley, Aubrey W. Lippert and Allan R. Rhodes, Jr., continue in office until 1997. Six additional directors, Joe Dick, William Rowland Hancock, Robert P. Meriwether, Joe Harry metzger, Jerry L. Page and C. Steve Story continue in office until 1998.

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

         The appointments of R. E. Fairhurst, Jr., William Rowland Hancock, Allan Rhodes, Jr., Victor F. Speck, Jr. and Mary Warren Sanders were ratified by the following vote:

               For: 7,387,203    Against: 1,841    Abstain: 48,076


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     (27.1) Financial Data Schedules (SEC use only)

     (b) Reports on Form 8-K

               Peoples First Corporation filed a current report on Form 8-K on January 17, 1996, reporting the January 17, 1996 press release announcement of the declaration of a 5% stock dividend payable March 18, 1996.

               Peoples First Corporation filed a current report on Form 8-K on February 20, 1996, reporting the February 20, 1996 press release announcement of the signing of a definitive merger agreement with Guaranty Federal Savings Bank. The agreement provides for the acquisition by the Company of 100% of Guaranty FSB's outstanding capital stock, subject to approval of their shareholders and regulators.

SIGNATURES
_______________________________________________________________________________


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PEOPLES FIRST CORPORATION

                              05/10/96       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              05/10/96       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Accounting Officer