Form 10-Q
period 1996-06-30
PEOPLES FIRST CORP
filed 1996-08-08
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended June 30, 1996
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of June 30, 1996: Common stock, no par value - 9,208,983 shares outstanding.















______________________________________________________________________________1








INDEX                                                                      Page
_______________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1996,
         June 30, 1995 and December 31, 1995                                  3

         Consolidated Statements of Income - Three and Six
         Months Ended June 30, 1996 and 1995                                  4

         Consolidated Statement of Changes in Stockholders'
         Equity - Six Months Ended June 30, 1996                              5

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1996 and 1995                                         6

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26

Item 2.  Changes in Securities                                               26

Item 3.  Defaults on Senior Securities                                       26

Item 4.  Submission of Matters to a Vote of Securities Holders               26

Item 5.  Other Information                                                   26

Item 6.  Exhibits and Reports on Form 8-K                                    26


         Signatures                                                          27









                                                                              2







                                                      June 30,      December 31,
CONSOLIDATED BALANCE SHEETS                      1996         1995         1995
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $37,042      $36,079      $37,524
Short-term investments                              0            0            0
Securities held for sale                      172,746      138,050      146,322
Securities held for investment                137,548      180,630      160,320
Loans                                         943,945      871,223      914,497
Allowance for loan losses                     (13,915)     (12,518)     (13,371)
                                            ---------    ---------    ---------
Loans, net                                    930,030      858,705      901,126
Excess of cost over net assets
 of purchased subsidiaries                      8,833        9,663        9,248
Premises and equipment                         18,639       17,434       18,226
Other assets                                   16,340       13,974       14,830
                                            ---------    ---------    ---------
                                           $1,321,178   $1,254,535   $1,287,596
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $80,434      $81,977      $86,360
  Interest-bearing transaction accounts       309,960      247,725      291,539
  Savings deposits                             84,125       88,026       83,607
  Time deposits                               571,816      605,549      585,598
                                            ---------    ---------    ---------
                                            1,046,335    1,023,277    1,047,104
Short-term borrowings                         125,212       93,582       93,469
Long-term borrowings                            7,490        7,974        7,757
Other liabilities                               9,949        9,972       11,094
                                            ---------    ---------    ---------
     Total liabilities                      1,188,986    1,134,805    1,159,424

Stockholders' Equity
  Common stock                                  7,194        6,777        7,207
  Surplus                                      54,144       42,491       53,269
  Retained earnings                            71,330       70,929       66,878
  Unrealized net gain (loss) on
   securities held for sale                      (454)        (334)         926
  Debt on ESOP shares                             (22)        (133)        (108)
                                            ---------    ---------    ---------
                                              132,192      119,730      128,172
                                            ---------    ---------    ---------
                                           $1,321,178   $1,254,535   $1,287,596
                                            =========    =========    =========

Fair value of securities held
 for investment                              $140,065     $183,432     $165,042
Common shares issued and outstanding            9,209        9,109        9,225

See accompanying notes to consolidated financial statements.                  3






                                                Three Months Ended          Six Months Ended
                                                      June 30,                  June 30,
CONSOLIDATED STATEMENTS OF INCOME                1996         1995         1996         1995
____________________________________________________________________________________________
(in thousands, except per share data)

INTEREST INCOME
Interest on short-term investments                $33          $40          $70          $58
Taxable interest on securities                  3,996        4,024        7,872        8,175
Nontaxable interest on securities                 956        1,013        1,953        2,043
Interest and fees on loans                     20,994       19,339       41,830       37,133
                                               ------       ------       ------       ------
                                               25,979       24,416       51,725       47,409
INTEREST EXPENSE
Interest on deposits                           11,355       11,491       22,698       22,026
Other interest expense                          1,457        1,427        2,861        2,625
                                               ------       ------       ------       ------
                                               12,812       12,918       25,559       24,651
                                               ------       ------       ------       ------
Net Interest Income                            13,167       11,498       26,166       22,758
Provision for Loan Losses                         577          448        1,154          891
                                               ------       ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                     12,590       11,050       25,012       21,867

Noninterest Income                              2,059        2,040        4,095        3,762
Noninterest Expense                             8,309        8,272       16,656       16,586
                                               ------       ------       ------       ------
Income Before Income Tax Expense                6,340        4,818       12,451        9,043
Income Tax Expense                              1,985        1,408        3,940        2,616
                                               ------       ------       ------       ------
NET INCOME                                     $4,355       $3,410       $8,511       $6,427
                                               ======       ======       ======       ======

Net Income per Common Share                     $0.46        $0.36        $0.90        $0.69

Cash Dividend per Common Share                  0.160        0.109        0.303        0.217

Average Common Shares Outstanding               9,447        9,377        9,426        9,365













See accompanying notes to consolidated financial statements.                  4




                                                                                  Unrealized
CONSOLIDATED STATEMENTS OF CHANGES                                                  net gain
 IN STOCKHOLDERS' EQUITY                       Common                  Retained    (loss) on         ESOP
(unaudited)                                     stock      Surplus     earnings   securities         debt        Total
______________________________________________________________________________________________________________________
(in thousands, except per data)

BALANCE AT JANUARY 1, 1996                     $7,207      $53,269      $66,878         $926        ($108)    $128,172
Net income                                                                8,511                                  8,511
Cash dividends declared
  Common ($0.303 per share)                                              (2,793)                                (2,793)
Stock issued pursuant to shareholder
 and employee plans                                34          875                                                 909
Common stock repurchased                          (47)                   (1,266)                                (1,313)
Reduction of ESOP debt                                                                                 86           86
Change in unrealized net gain
 (loss) on securities held for sale                                                   (1,380)                   (1,380)
                                               ------       ------       ------       ------       ------      -------
BALANCE AT JUNE 30, 1996                       $7,194      $54,144      $71,330        ($454)        ($22)    $132,192
                                               ======       ======       ======       ======       ======      =======
































See accompanying notes to consolidated financial statements.                  5


                                                               Six Months Ended
                                                                   June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1996         1995
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                  $8,511       $6,427
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            1,474        1,332
    Net (discount accretion) premium
     amortization                                              403          393
    Provision for loan losses                                1,154          891
    Net (increase) decrease in loans held for sale             586         (197)
    Provision for deferred income taxes                       (359)        (579)
    Other, net                                              (1,586)       3,272
                                                            ------       ------
Net Cash Provided by Operating Activities                   10,183       11,539

INVESTING ACTIVITIES
Proceeds from maturities of securities
  held for sale                                              3,000
Proceeds from maturities of investment
  securities                                                14,369       12,086
Principal collected on mortgage-backed
  securities held for sale                                   8,864        4,594
Principal collected on mortgage-backed
  investment securities                                     11,354       22,799
Purchase of securities held for sale                       (40,410)     (18,163)
Purchase of investment securities                           (3,057)           0
Net increase in loans                                      (30,688)     (65,661)
Purchases of premises and equipment                         (1,608)      (1,345)
                                                            ------       ------
Net Cash Used by Investing Activities                      (38,176)     (45,690)

                                                                      continued
















See accompanying notes to consolidated financial statements.                  6






                                                               Six Months Ended
                                                                   June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1996         1995
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                           (769)      24,693
Net increase in short-term borrowings                       31,742        9,015
Proceeds from long-term borrowings                               0          140
Repayments of long-term borrowings payable                    (266)      (1,701)
Proceeds from issuance of common stock                         426          423
Repurchase of common stock                                  (1,313)           0
Cash dividends paid                                         (2,309)      (1,673)
                                                            ------       ------
Net Cash Provided by Financing Activities                   27,511       30,897
                                                            ------       ------
Cash and Cash Equivalents
  Decrease                                                    (482)      (3,254)
  Beginning of Year                                         37,524       39,333
                                                            ------       ------
  End of Period                                            $37,042      $36,079
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $26,315      $22,764
Cash paid for income tax                                     4,924        2,768

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net             (43)         (20)
Dividends reinvested                                           484          314





















See accompanying notes to consolidated financial statements.                  7









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

The accounting policies and reporting practices of the Company are based upon generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets and liabilities and the results of operations. Estimates and assumptions involve future events and may change. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to consolidated financial statements contained in the 1995 annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest is not probable, or a delay in payments is expected, are evaluated for impairment. The Company measures and reports impaired loans that are within the scope of FAS 114 at either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or fair value of the underlying collateral if the loan is collateral dependent. Information regarding impaired loans at June 30, 1996, June 30, 1995 and December 31, 1995 is as follows:

                                                      June 30,      December 31,
Impaired Loans                                   1996         1995         1995
________________________________________________________________________________
(in thousands)

Balance of impaired loans                      $3,559         $910       $4,109
Less portion for which no allowance
 for loan losses is allocated                       0            0          308
                                               ------       ------       ------
Portion of impaired loan balance for
 which an allowance for loan losses
 is allocated                                  $3,559         $910       $3,801
                                               ======       ======       ======
Portion of allowance for loan losses
 allocated to the impaired loan balance        $1,030         $332         $829
                                               ======       ======       ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________

                                                               Six Months Ended
                                                                   June 30,
Impaired Loans                                                1996         1995
_______________________________________________________________________________
(in thousands)

Average investment in impaired loans                        $4,785          918
Interest income recognized on
 impaired loans                                                197           19
Interest income recognized on
 impaired loans on cash basis                                    0            0


NOTE E - EXCESS OF COST OVER NET ASSETS OF PURCHASED SUBSIDIARIES
Net assets of subsidiaries acquired in purchase transactions are recorded at fair value at the date of acquisition. The excess of cost over net assets acquired is amortized by systematic charges in the consolidated statements of income over the period benefited. Management evaluates the periods of amortization continually to determine whether later events and circumstances warrant revised estimates. Currently, amortization is provided on a straight-line basis over fifteen years. Accumulated amortization was $3.6 million at June 30, 1996, $2.8 million at June 30, 1995 and $3.2 million December 31, 1995. Amortization expense was $414,893 for the six months ended June 30, 1996 and 1995.

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

NOTE F - STOCK OPTION PLAN
The Peoples First Corporation 1986 Stock Option Plan (Option Plan), as amended in 1994, authorizes the granting to key employees of the Company incentive stock options and nonqualified stock options to purchase common stock of the Company at market value at the time the options are granted. Shares sold under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


Option Plan may be either unissued authorized shares or shares reacquired by the Company. Options granted are exercisable, subject to vesting and other requirements, at varying times from the first through the tenth year after the grant date. Optionees may exercise their options with cash or with shares of the Company's common stock. At June 30, 1996, a total of 191,419 shares are reserved for future grants of options. Outstanding stock options are considered common stock equivalents in the computation of net income per common share.

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

NOTE G - PER COMMON SHARE DATA
Share and per share information have been adjusted to give effect to 5% stock dividends declared in April 1995 and January 1996. Net income per common share is determined by dividing net income by the weighted average number of common shares outstanding and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for the six months ended June 30, 1996 and 1995 were 9,425,749 and 9,364,730, respectively, and for the three months ended June 30, 1996 and 1995, were 9,447,481 and 9,376,619, respectively. Common stock equivalents have no material dilutive effect.

NOTE H - CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks to be cash equivalents.

NOTE I - BUSINESS COMBINATIONS
On February 16, 1996, the Company entered into an acquisition agreement with Guaranty Federal Savings Bank (Guaranty FSB) of Clarksville, Tennessee. The agreement is subject to the approval of Guaranty FSB shareholders and regula-tors. The Company will issue between 270,988 and 331,182 shares of the Company's common stock, depending on the average share price during a definitive period prior to closing, for all the outstanding stock of Guaranty FSB.
Guaranty FSB, a well established savings bank in northwestern Tennessee, has three branch offices in Clarksville, Tennessee and had total assets of approximately $55.9 million at June 30, 1996. The business combination is expected to be consummated in August of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS
_______________________________________________________________________________


Peoples First Corporation (Company) is a multi-bank and unitary savings and loan holding company registered with the Federal Reserve Board. Through 25 banking offices, the Company serves primarily the western Kentucky and surrounding interstate area. The Company is headquartered in Paducah, Kentucky.

Many factors affect the Company's financial position and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this discussion and analysis is to provide financial statement readers with information relevant to understanding and assessing the financial condition and results of operations of Peoples First Corporation (Company).

The Company operates principally in a single business segment offering general commercial and savings bank services. Commercial banking services, mortgage banking and consumer financing are all activities the Company considers to be their one business segment. Table 1 provides certain subsidiary, parent company and consolidated information as of and for the period ended June 30, 1996.

Table 1
Disaggregated Data                                           First    Parent Co
As of and for the six months                  Peoples     Kentucky     and elim-      Consol-
 ended June 30, 1996                             Bank          FSB      nations        dated
____________________________________________________________________________________________
(dollars in thousands)

Net income                                     $7,860         $879        ($228)      $8,511
Average assets                              1,123,821      171,520           99    1,295,440
Return on average equity                        13.99%       11.10%                    13.18%
Average equity / assets                         10.06         9.29                     10.03
Net interest margin                              4.59         3.41                      4.42
Provision for loan losses /
 average loans                                   0.27         0.13                      0.25
Allowance for loan loss /
 loans outstanding                               1.54         0.90                      1.47
Overhead ratio                                   0.54         0.54                      0.53

EARNING ASSETS
Average earning assets of the Company for the first six months of 1996 increased 6.1%, or $71.1 million to $1,232.5 million from $1,161.4 million for the first six months of 1995. This compares to average earning asset growth of 5.6%, or $61.4 million for the first six months of 1995 over the first six months of 1994. A consistently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 95.1% for the first six months of both 1996 and 1995.

Loans are the Company's primary earning asset and management believes the Company should be a prominent lender. Average loans for the first six months of 1996 were 74.7% of total average earning assets, up from 72.2% for the first six months of 1995. Loan growth, while still strong, has slowed from previous levels. Average loans for the first two quarters of 1996 increased 9.9%, or $82.7 million to $921.0 million from $838.3 million for the first two quarters of 1995. Average loans for the first two quarters of 1995 increased 14.9%, or $109.0 million from $729.3 million for the first two quarters of 1994. The Company primarily directs lending activities to its regional market. The largest increase was in residential real estate mortgage which grew $28.9 million during the twelve-month period ended June 30, 1996. Strong consumer loan demand and commercial real estate lending accounted for the remainder of customer loan growth. The Company maintains a portfolio of securities held for sale as a potential source of funding for loan growth.


Table 2                                               June 30,      December 31,
Types of Loans                                   1996         1995         1995
________________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural                           $118,788     $121,108     $113,929
Real estate
  Construction                                 18,522       16,540       19,386
  Residential mortgage                        371,862      342,913      364,607
  Commercial mortgage                         158,511      147,479      158,429
Installment loans to
  individuals                                 274,177      248,407      260,724
Consumer revolving credit                       8,535        6,366        8,231
Loans held for sale                               121          353          708
Other                                           1,644        1,477        1,463
                                              -------      -------      -------
                                              952,160      884,643      927,477
Unearned income                                (8,215)     (13,420)     (12,980)
                                              -------      -------      -------
                                             $943,945     $871,223     $914,497
                                              =======      =======      =======

FUNDING
Core deposits, which management relies on as the most important and stable source of funding, of the Company for the first six months of 1996 increased 4.8%, or $43.5 million to $958.7 million from $915.2 million for 1995. Core deposits are considered by management to include demand deposits, interest-bearing transaction accounts, saving deposits and time deposits under $100,000. Management anticipates an increasing need to rely on more volatile purchased liabilities due to both the highly competitive local deposit market and systemic banking trends. The Company's subsidiaries have obtained various short-term and long-term advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the banks to borrow additional funds from the FHLB to fund mortgage loan programs and satisfy other funding needs.


                                                Three Months Ended          Six Months Ended
Table 3                                               June 30,                  June 30,
Average Interest-bearing Liabilities             1996         1995         1996         1995
____________________________________________________________________________________________
(in thousands)

Total average interest-bearing
 liabilities                               $1,082,943   $1,031,550   $1,074,000   $1,018,437
Percent of average total interest-
 bearing liabilities
   Average interest-bearing core deposits        81.8%        81.0%        81.7%        81.7%
   Average CDs of $100,000 or more                5.6          7.3          5.8          7.2
   Average brokered deposits                      2.3          2.4          2.4          2.3
   Average short-term borrowings                  9.5          8.4          9.3          7.9
   Average long-term borrowings                   0.7          0.8          0.7          0.9
   Other                                          0.1          0.1          0.1          0.1

NONPERFORMING ASSETS AND RISK ELEMENTS
The Company's process for monitoring loan quality includes detailed, monthly analyses of delinquencies, nonperforming assets and potential problem loans of each subsidiary bank. Management extensively monitors credit policies, including policies related to appraisals, assessing the financial condition of borrowers, restrictions on out-of-area lending and avoidance of loan concentrations.

The level of nonperforming assets at June 30, 1996 remains relatively low. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 1996, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

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

Nonperforming assets at June 30, 1996 were 0.64% of total loans and other real estate, down slightly from prior periods. Management continues to exert efforts to monitor and minimize nonperforming assets even though the nonperforming totals are significantly lower than peer bank holding company ratios. Significant focus on underwriting standards is maintained by management and the subsidiary bank boards.

Table 4                                               June 30,      December 31,
Nonperforming Assets                             1996         1995         1995
_______________________________________________________________________________
(in thousands)

Nonaccrual loans                               $2,097         $827       $1,817
Loans past due 90 days or more                  1,106        2,074        1,471
Other real estate owned                            40          662          644
Renegotiated loans                              2,789        2,948        2,874
                                                -----        -----        -----
                                               $6,032       $6,511       $6,806
                                                =====        =====        =====
Ratios:
Nonperforming assets to total
 loans and other real estate                     0.64%        0.75%        0.74%
Allowance for loan losses to
 nonperforming assets                             231%         192%         196%


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At June 30, 1996, loans with a total principal balance of $14.7 million have been identified that may become nonperforming in the future, compared to $12.5 million at June 30, 1995. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

The banking industry is currently experiencing an increase in consumer delinquencies and chargeoffs. Management expects the Company's credit quality to decline somewhat during the next year, due to cyclical deterioration of consumer credit quality.


CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. Stockholders' equity was 10.0% of assets at June 30, 1996, up from 9.5% at June 30, 1995. Exclusive of the $1.4 million unrealized net loss on securities held for sale, net of applicable income taxes, stockholders' equity increased $5.4 million, or 8.5% (annualized), during the first six months of 1996. The increase was due to a 66.3% earnings retention rate and the sale of common stock through shareholder and employee plans ($0.9 million), offset by the repurchase of $1.3 million of the Company's common stock. This compares to an increase, exclusive of the $4.3 million unrealized net gain on securities held for sale, net of applicable income taxes, of $5.2 million, or 9.1% (annualized), during the same 1995 period when the earnings retention rate was 68.3% and proceeds from the sale of common stock through shareholder and employee plans was $0.7 million.

The board of directors frequently increases the quarterly cash dividend. The quarterly cash dividend was raised to $0.109 per share in the third quarter of 1994, to $0.143 per share in the third quarter of 1995 and to $0.160 per share in the second quarter of 1996. Stock dividends of 5% were declared in April

1995 and in January 1996. To partially fund the stock dividend, the board of directors approved the purchase of up to 400,000 shares of the Company's common stock in the open market. At June 30, 1996, a total of 59,025 shares had been purchased. The Company's capital policies are designed to retain sufficient amounts for healthy financial ratios and to maintain, at a minimum, a capital position that meets the federal regulators' well capitalized classification.

Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At June 30, 1996, approximately $23.3 million, compared to $16.6 million at June 30, 1995, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards. Capital ratios of all of the Company's subsidiaries are in excess of applicable regulatory capital ratios. At June 30, 1996 and December 31, 1995, the Company and the banks' total capital and leverage ratios were as follows:

                                          Total                Leverage Ratio
Table 5                           Jun 30,      Dec 31,      Jun 30,      Dec 31,
Risk-Based Capital                  1996         1995         1996         1995
_______________________________________________________________________________

Company                            15.05%       14.41%        9.54%        9.30%
Peoples First National
 Bank                              14.28        13.71         9.45         9.29
First Kentucky FSB                 22.00        20.08         9.65         8.74
Regulatory minimum                  8.00         8.00         4.00         4.00

Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses, growth expectations, stock repurchase program and dividend increases, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums.


RESULTS OF OPERATIONS
Net income was $8.5 million for the first six months of 1996, up 32.8% from $6.4 million for the first six months of 1995. Net income for the second quarter of 1996 was $4.4 million, up 29.4% from $3.4 million for the second quarter of 1995. Net income per common share was $0.90 for the first six months of 1996, up 30.4% from $0.69 for the first six months of 1995. Net income per common share for the second quarter of 1996 was $0.46, up 27.8% from $0.36 for the second quarter of 1995. Results in the first two quarters of 1996 were impacted by increased interest margins partially offset with a higher provision for loan losses, improved noninterest income and reduced deposit insurance expense.

Return on average stockholders' equity for the first six months of 1996 and 1995 was 13.18% and 11.36%, respectively. Return on average assets for the first six months of 1996 and 1995 was 1.32% and 1.06%, respectively. Return on average stockholders' equity for the three months ended June 30, 1996 and 1995 was 13.40% and 11.73%, respectively. Return on average assets for the three months ended June 30, 1996 and 1995 was 1.34% and 1.10%, respectively.

NET INTEREST INCOME
The primary source of income for the Company remains the amount by which interest earned on assets exceeds the interest paid on supporting funds. The two important factors that determine net interest income are the volume of earning assets and the margin earned thereon. For the six months ended June 30, 1996, net interest income, on a tax-equivalent (TE) basis, increased 13.9%, or $3.3 million to $27.1 million as compared to $23.8 million for the six months ended June 30, 1995. Volume of earning assets and margin improvement contributed approximate equal amounts to the increased net interest income.

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

Net interest income (TE) as a percent of average earning assets was 4.42% and 4.13% for the six months ended June 30, 1996 and 1995, respectively. Interest earned on loans was 4.35% greater than the average funding cost, up from 4.06% for the six months ended June 30, 1995. Net interest income margins continue to benefit from a favorable change in the mix of earning assets and funding sources. The highest cost funding source, time deposits, was 53.8% of all interest-bearing liabilities for the first six months of 1996, down from 58.6% for the first six months of 1995. Competitively priced short-term money market accounts partially contributed to customer choices.

Table 6
Net Interest Income Analysis                  Average                   Average
Six months ended June 30, 1996                 volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $920,993      $41,868         9.14%
Securities                                    308,667       10,731         6.99
Other interest earning assets                   2,878           70         4.89
                                            ---------       ------
                                            1,232,538       52,669         8.59

Time deposits                                 578,167       15,948         5.55
All other interest bearing deposits           387,230        6,750         3.51
Other interest bearing liabilities            108,603        2,861         5.30
                                            ---------       ------
                                           $1,074,000       25,559         4.79
                                                            ------         ----
Net interest income (TE) spread                            $27,110         3.80%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.42%
 of average interest-earning assets                                        ====
                                                                             18






Table 7
Net Interest Income Analysis                  Average                   Average
Six months ended June 30, 1995                 volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $838,325      $37,176         8.94%
Securities                                    320,952       11,174         7.02
Other interest earning assets                   2,079           58         5.63
                                            ---------       ------
                                            1,161,356       48,408         8.41

Time deposits                                 596,971       16,590         5.60
All other interest bearing deposits           331,769        5,436         3.30
Other interest bearing liabilities             89,697        2,625         5.90
                                            ---------       ------
                                           $1,018,437       24,651         4.88
                                                            ------         ----
Net interest income (TE) spread                            $23,757         3.53%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.13%
 of average interest-earning assets                                        ====



Table 8
Net Interest Income Analysis                  Average                   Average
Three months ended June 30, 1996               volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $927,621      $21,016         9.11%
Securities                                    311,317        5,396         6.97
Other interest earning assets                   2,702           33         4.91
                                            ---------       ------
                                            1,241,640       26,445         8.57

Time deposits                                 576,928        7,910         5.51
All other interest bearing deposits           393,828        3,445         3.52
Other interest bearing liabilities            112,187        1,457         5.22
                                            ---------       ------
                                           $1,082,943       12,812         4.76
                                                            ------         ----
Net interest income (TE) spread                            $13,633         3.81%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.42%
 of average interest-earning assets                                        ====

Table 9
Net Interest Income Analysis                  Average                   Average
Three months ended June 30, 1995               volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $856,454      $19,356         9.06%
Securities                                    317,740        5,508         6.95
Other interest earning assets                   2,868           41         5.73
                                            ---------       ------
                                            1,177,062       24,905         8.49

Time deposits                                 607,546        8,737         5.77
All other interest bearing deposits           328,210        2,754         3.37
Other interest bearing liabilities             95,794        1,427         5.97
                                            ---------       ------
                                           $1,031,550       12,918         5.02
                                                            ------         ----
Net interest income (TE) spread                            $11,987         3.47%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.08%
 of average interest-earning assets                                        ====


PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. The provision for loan losses for the first six months of 1996 was increased to $1.2 million from $0.9 million for the first six months of 1995. The increase in the 1996 provision for loan losses was influenced by the growth in outstanding loans and net loan charge- offs.
The annualized provision for loan losses as a percentage of average loans was 0.25% for the six months ended June 30, 1996, the same as for the year ended December 31, 1995 and up slightly from 0.23% for the year ended December 31, 1994. Levels of providing for loan losses reflect, among other things, the amount of net loan chargeoffs and management's evaluation of potential problem loans.

Net loan chargeoffs over the last three years are at levels below previous trends. Net chargeoffs as a percentage of average loans were 0.13% for the six-month periods ending June 30, 1996 and 1995. Net chargeoffs as a percent of average loans were 0.21% for the five-year period ended December 31, 1995. Substantially all of the net chargeoffs for 1996 were related to loans other than commercial loans, compared to less than one-half for 1995. The allowance for loan losses was 1.47% of outstanding loans at June 30, 1996, which is slightly more than the average during the last five years. The June 30, 1996 allowance is 231% compared to 196% at December 31, 1995, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.


                                                Three Months Ended          Six Months Ended
Table 10                                              June 30,                  June 30,
Allowance for Loan Losses                        1996         1995         1996         1995
____________________________________________________________________________________________
(dollars in thousands)

Balance at beginning of period                $13,670      $12,452      $13,371      $12,188
Provision charged to expense                      577          448        1,154          891
Loans charged off                                (501)        (432)        (882)        (711)
Recoveries of chargeoffs                          169           50          272          150
                                               ------       ------       ------       ------
Net loans charged off                            (332)        (382)        (610)        (561)
                                               ------       ------       ------       ------
Balance at end of period                      $13,915      $12,518      $13,915      $12,518
                                               ======       ======       ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                0.25%        0.21%        0.25%        0.21%
Net chargeoffs to
 average loans                                   0.14         0.18         0.13         0.13
Allowance for loan losses
 to period end loans                             1.47         1.44         1.47         1.44

NONINTEREST INCOME
Fees from traditional deposit services as well as revenues from insurance, brokerage activities and other commission business have been increased by management's focus on improving all areas of noninterest income during the last two years. Noninterest income amounted to $4,095,270 for the six months ended June 30, 1996, an 8.8% increase compared to $3,762,383 for the six months ended June 30, 1995. Service charges on deposit accounts, the largest component of noninterest income, increased 6.1% due to more uniform application of charges.

Approximately one-half of the increase in trust fees is attributable to timing of certain fees for estates and other services. Insurance commissions for the first two quarters of 1995 were significantly up from prior periods and impacted by special promotions. Relatively low long-term fixed mortgage rates at the beginning of 1996 provided greater opportunities for fee income from secondary-market mortgage loan services than in 1995. Prior to the second quarter of 1995, the Company originated and retained student loans for its loan portfolio. After that time, loans were originated and sold to produce fee income. The current year is the second full year for investment brokerage services and property and casualty insurance to be offered. The relative improvement in fee income approximates the growth in net interest income. Noninterest income, excluding securities losses, was 13.1% of total net interest income (TE) plus noninterest income for both the first six months of 1996 and 1995. Management plans to continue to seek ways to increase fee income from services.


                                                Three Months Ended          Six Months Ended
Table 11                                              June 30,                  June 30,
Noninterest Income                               1996         1995         1996         1995
____________________________________________________________________________________________
(in thousands)

Service charges on deposits                    $1,010         $967       $1,942       $1,829
Net securities gains (losses)                       5          172           (4)         172
Trust fees                                        332          254          671          531
Insurance commissions                             170          165          314          332
Bankcard fees                                     189          157          371          296
Other income                                      353          325          801          602
                                                -----        -----        -----        -----
                                               $2,059       $2,040       $4,095       $3,762
                                                =====        =====        =====        =====
Annualized Ratio:
Noninterest income
 to average assets                               0.63%        0.67%        0.64%        0.62%

NONINTEREST EXPENSE
At the beginning of 1995, management implemented a restructuring plan to control the rate of increase of noninterest expense. As part of the plan, six of the previously separate corporate subsidiaries were consolidated into one bank to allow the personnel at all locations to better focus on quality customer service and increasing the volume of business as well as reducing a small amount of redundant costs. The plan provided for the reduction of the number of employees by approximately 4% and targeted an expense reduction of $1.0 million. While focused on expenses, the plan encompassed increased revenue volumes designed to gain some operational ratio efficiencies. The restructuring plan has been partially successful.

During the first six months of 1996, it required less noninterest expense (overhead) to produce total net interest income (TE) plus noninterest income (revenue) due mainly to improved net interest margins and reduced deposit insurance. The ratio of overhead, exclusive of deposit insurance expense, to revenue was 52.80% for the six months ended June 30, 1996, compared to 56.14% for the six months ended June 30, 1995. There is a constant process of evaluation to reach the optimum balance between revenue and overhead.

The ratio of personnel expense has slightly decreased as a percentage of average total assets and was 1.27% for the six months ended June 30, 1996, compared to 1.32% for the six months ended June 30, 1995. Blanket restraints were imposed on salary increases at the beginning of 1996. Staffing levels have been creeping up. Management attributes this to the increasing need for qualified employees. At June 30, 1996 the number of full-time equivalent employees was 510, up from 508 at June 30, 1995 and 490 at December 31, 1995. Technology has advanced and the need to leverage personnel costs has intensified. For 1996, management expects double-digit percentage increases in equipment and data processing expenses due to implementation of new systems.

The Company has made purchases amounting to approximately $6.8 million for facilities and equipment during the last two and one-half years and outsourced some processes. Management is attempting to increase customers volumes and leverage personnel expense through the use of additional technology and plans to continue to purchase technology for new product delivery systems.

                                                Three Months Ended          Six Months Ended
Table 12                                              June 30,                  June 30,
Noninterest Expense                              1996         1995         1996         1995
____________________________________________________________________________________________
(in thousands)

Salaries                                       $3,376       $3,311       $6,851       $6,724
Employee benefits                                 596          641        1,318        1,291
Occupancy expense                                 458          444          902          854
Equipment expense                                 530          449        1,034          889
Deposit insurance expense                          89          569          179        1,138
Data processing expense                           662          550        1,313        1,100
Bank share taxes                                  385          342          767          685
Goodwill amortization                             207          207          415          415
Other expense                                   2,006        1,759        3,877        3,490
                                               ------       ------       ------       ------
                                               $8,309       $8,272      $16,656      $16,586
                                               ======       ======       ======       ======
Annualized Ratios:
Overhead ratio                                  52.95%       58.97%       53.38%       60.27%
Noninterest expense
 to average assets                               2.56         2.68         2.59         2.74

The Federal Deposit Insurance Corporation (FDIC) currently administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The Company's lead bank pays deposit insurance premiums to the BIF and the Company's other subsidiary pays insurance premiums to the SAIF based on a rate applied to their respective assessable deposits. Both subsidiaries received the lowest applicable deposit assessment rates from the FDIC based upon their risk characteristics. Assessments for deposit insurance were $178,998 and $1,137,784 for the six months ended June 30, 1996 and 1995, respectively. The decrease is attributable to a BIF rate reduction. During September 1995, as a result of the stability of the commercial bank industry and the level of insurance fund reserves, the FDIC reduced rates applicable for the lead bank. Congress is considering a variety of legislation that will recapitalize the SAIF through a special assessment on the assessable deposits of SAIF member institutions such as the Company's savings association subsidiary. At June 30, 1996, the Company had not accrued a liability for the potential special assessment. The expense for any special assessment will be recorded as a component of operating income in the period of the enacted legislation. Management estimates the special assessment will be between $1.2 million and $1.5 million. The legislation may provide for lower premiums following the special assessment. Management currently believes lower

BIF and SAIF rates will generally offset the expense of the anticipated special SAIF assessment. Due to management's focus on limiting the increase in staff, coupled with outsourcing some functions, particularly related to credit card operations, data processing expense for the first two quarters of 1996 was 19.4% higher than the first two quarters of 1995. Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Kentucky has raised the assessment level and is attempting to significantly increase this taxation, which is based upon net income of the subsidiaries.


INCOME TAXES
The increase in income tax expense for the three and six month periods ended June 30, 1996 from comparable 1995 periods, are attributable to higher operating earnings and a higher effective tax rate. The Company's effective tax rate was 31.6% and 28.9% for the six-month period ended June 30, 1996 and 1995, respectively. Operating earnings are now at a level that the 1% federal income tax rate increase mandated by the Omnibus Budget Reconciliation Act of 1993 is applicable. The effective tax rate also increased due to the continued decline in tax-exempt income. The Company manages the effective tax rate to some degree, based upon changing tax laws, particularly alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.


LIQUIDITY AND INTEREST-RATE SENSITIVITY
The Company's objective of liquidity management is to ensure the ability to access funding which enables each bank to efficiently satisfy the cash flow requirements of depositors and borrowers. Asset/Liability management (ALM) involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities as well as to assure adequate liquidity. The Company's ALM committee monitors funds available from a number of sources to meet its objectives. The primary source of liquidity for the banks, in addition to loan repayments, is their debt securities portfolios. Debt securities classified as held for sale are those that the Company intends to use as part of its asset/liability management and that may be sold prior to maturity in response to changes in interest rates, resultant prepayment risks and other factors. The Company's access to the re-tail deposit market through individual banks located in nine different counties has been a stable source of funds. Additional funds for liquidity are available by borrowing of Federal funds from correspondent banks, Federal Home Loan Bank borrowings and brokered deposits. Various types of analyses are performed to ensure adequate liquidity, and to evaluate the desirability of the relative interest rate sensitivity of assets and liabilities. In the past, as was typical for most financial institutions, the Company's cash flows provided by financing activities, primarily through core deposit generation, generally greatly exceeded cash flows from operations and were used to fund investing activities. During the past two years, due to strong loan demand, financing activities funding was partially derived from increased levels of short-term borrowings. Management considers current liquidity positions of the subsidiary banks to be adequate to meet depositor and borrower needs. Because banks must assume interest rate risks as part of their normal operations, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. A balance-sheet analysis is conducted to determine the impact on net interest income for the following twelve months under several interest-rate scenarios. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks. The June 30, 1996 cumulative gap at one year between rate sensitive assets and liabilities is slightly less sensitive to rising interest rates than at December 31, 1995.


Table 13
Interest Rate Sensitivity
 Analysis                           1-92       93-184     185 days     Total at         Over
June 30, 1996                       Days         Days    to 1 year       1 year       1 year        Total
_________________________________________________________________________________________________________
(in thousands)

Rate Sensitive Assets
Securities, at cost
  U.S. treasury
   and agencies                  $14,276      $10,307       $6,512      $31,095      $43,668      $74,763
  Mortgage-backed                 14,467       16,095       31,349       61,911       99,189      161,100
  Municipal bonds                  1,531        1,050          835        3,416       58,230       61,646
  Other                            8,947            0            0        8,947        4,525       13,472
                                 -------      -------      -------      -------      -------    ---------
                                  39,221       27,452       38,696      105,369      205,612      310,981
Loans                            289,697      111,408      235,616      636,721      307,224      943,945
                                 -------      -------      -------      -------      -------    ---------
                                 328,918      138,860      274,312      742,090      512,836    1,254,926
Rate Sensitive Liabilities
Deposits
  Transaction and savings        146,696            0            0      146,696      247,389      394,085
  Time                           185,450      116,952       91,826      394,228      177,588      571,816
Short-term borrowings             98,728       25,314        1,170      125,212            0      125,212
Long-term borrowings                 103          211          143          457        7,033        7,490
                                 -------      -------      -------      -------      -------    ---------
                                 430,977      142,477       93,139      666,593      432,010    1,098,603
                                 -------      -------      -------      -------      -------    ---------
Period Gap                     ($102,059)     ($3,617)    $181,173      $75,497      $80,826     $156,323
                                 =======      =======      =======      =======      =======    =========

Cumulative Gap at 06/30/96     ($102,059)   ($105,676)     $75,497      $75,497     $156,323     $156,323

Cumulative Gap at 12/31/95     ($100,928)    ($19,511)     $97,825      $97,825     $157,766     $157,766

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

     (b) Reports on Form 8-K - None































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

                              08/08/96       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              08/08/96       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Accounting Officer




























                                                                             27