Form 10-Q
period 1996-09-30
PEOPLES FIRST CORP
filed 1996-11-08
CIK 718077

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended September 30, 1996
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of September 30, 1996: Common stock, no par value - 9,513,152 shares outstanding.
























INDEX                                                                      Page



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1996,
         September 30, 1995 and December 31, 1995                             3

         Consolidated Statements of Income - Three and Nine
         Months Ended September 30, 1996 and 1995                             4

         Consolidated Statement of Changes in Stockholders'
         Equity - Nine Months Ended September 30, 1996                        5

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 1996 and 1995                                    6

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   28

Item 2.  Changes in Securities                                               28

Item 3.  Defaults on Senior Securities                                       28

Item 4.  Submission of Matters to a Vote of Securities Holders               28

Item 5.  Other Information                                                   28

Item 6.  Exhibits and Reports on Form 8-K                                    28


         Signatures                                                          29









                                                                              2







                                                   September 30,    December 31,
CONSOLIDATED BALANCE SHEETS                      1996         1995         1995
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $42,474      $28,334      $37,524
Securities held for sale                      177,053      143,655      146,322
Securities held for investment                130,708      169,996      160,320
Loans                                       1,016,122      897,381      914,497
Allowance for loan losses                     (14,665)     (12,885)     (13,371)
                                            ---------    ---------    ---------
Loans, net                                  1,001,457      884,496      901,126
Excess of cost over net assets
 of purchased subsidiaries                     10,830        9,455        9,248
Premises and equipment                         19,866       17,938       18,226
Other assets                                   17,838       15,129       14,830
                                            ---------    ---------    ---------
                                           $1,400,226   $1,269,003   $1,287,596
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $86,843      $78,684      $86,360
  Interest-bearing transaction accounts       317,086      256,901      291,539
  Savings deposits                             87,847       85,932       83,607
  Time deposits                               608,091      601,241      585,598
                                            ---------    ---------    ---------
                                            1,099,867    1,022,758    1,047,104
Short-term borrowings                         132,026      102,439       93,469
Long-term borrowings                           14,420        7,817        7,757
Other liabilities                              13,043       12,228       11,094
                                            ---------    ---------    ---------
     Total liabilities                      1,259,356    1,145,242    1,159,424

Stockholders' Equity
  Common stock                                  7,432        6,821        7,207
  Surplus                                      60,329       43,286       53,269
  Retained earnings                            73,314       73,788       66,878
  Unrealized net gain (loss) on
   securities held for sale                      (199)         (26)         926
  Debt on ESOP shares                              (6)        (108)        (108)
                                            ---------    ---------    ---------
                                              140,870      123,761      128,172
                                            ---------    ---------    ---------
                                           $1,400,226   $1,269,003   $1,287,596
                                            =========    =========    =========

Fair value of securities held
 for investment                              $133,383     $173,457     $165,042
Common shares issued and outstanding            9,513        9,168        9,225


See accompanying notes to consolidated financial statements.                  3






                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
CONSOLIDATED STATEMENTS OF INCOME                1996         1995         1996         1995
____________________________________________________________________________________________
(in thousands, except per share data)

INTEREST INCOME
Interest on short-term investments                $15          $49          $84         $107
Taxable interest on securities                  4,005        3,998       11,877       12,173
Nontaxable interest on securities                 954          997        2,906        3,040
Interest and fees on loans                     22,381       20,347       64,211       57,480
                                               ------       ------       ------       ------
                                               27,355       25,391       79,078       72,800
INTEREST EXPENSE
Interest on deposits                           11,848       11,732       34,545       33,758
Other interest expense                          1,808        1,519        4,669        4,144
                                               ------       ------       ------       ------
                                               13,656       13,251       39,214       37,902
                                               ------       ------       ------       ------
Net Interest Income                            13,699       12,140       39,864       34,898
Provision for Loan Losses                         588          452        1,742        1,343
                                               ------       ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                     13,111       11,688       38,122       33,555

Noninterest Income                              2,197        2,082        6,293        5,844
Noninterest Expense                             9,821        7,715       26,477       24,302
                                               ------       ------       ------       ------
Income Before Income Tax Expense                5,487        6,055       17,938       15,097
Income Tax Expense                              1,700        1,894        5,640        4,510
                                               ------       ------       ------       ------
NET INCOME                                     $3,787       $4,161      $12,298      $10,587
                                               ======       ======       ======       ======

Net Income per Common Share                     $0.40        $0.44        $1.30        $1.13

Cash Dividend per Common Share                  0.160        0.143        0.463        0.360

Average Common Shares Outstanding               9,445        9,371        9,460        9,342













See accompanying notes to consolidated financial statements.                  4



                                                                                  Unrealized
CONSOLIDATED STATEMENTS OF CHANGES                                                  net gain
 IN STOCKHOLDERS' EQUITY                       Common                  Retained    (loss) on         ESOP
(unaudited)                                     stock      Surplus     earnings   securities         debt        Total
______________________________________________________________________________________________________________________
(in thousands, except per data)

BALANCE AT JANUARY 1, 1996                     $7,207      $53,269      $66,878         $926        ($108)    $128,172
Net income                                                               12,298                                 12,298
Cash dividends declared
  Common ($0.463 per share)                                              (4,266)                                (4,266)
Stock issued pursuant to shareholder
 and employee plans                                49        1,257                                               1,306
Common stock repurchased                          (58)                   (1,596)                                (1,654)
Stock issued in acquisition                       234        5,803                                               6,037
Reduction of ESOP debt                                                                                102          102
Change in unrealized net gain
 (loss) on securities held for sale                                                   (1,125)                   (1,125)
                                               ------       ------       ------       ------       ------      -------
BALANCE AT SEPTEMBER 30, 1996                  $7,432      $60,329      $73,314        ($199)         ($6)    $140,870
                                               ======       ======       ======       ======       ======      =======































See accompanying notes to consolidated financial statements.                  5



                                                              Nine Months Ended
                                                                September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1996         1995
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                 $12,298      $10,587
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            2,259        2,012
    Net (discount accretion) premium
     amortization                                              516          698
    Provision for loan losses                                1,742        1,343
    Net (increase) decrease in loans held for sale             (72)          74
    Provision for deferred income taxes                        284          941
    Other, net                                                (601)       2,631
                                                            ------       ------
Net Cash Provided by Operating Activities                   16,426       18,286

INVESTING ACTIVITIES
Proceeds from maturities of securities
  held for sale                                             11,557       12,086
Proceeds from maturities of securities
  held for investment                                       21,724            0
Principal collected on mortgage-backed
  securities held for sale                                  13,355        8,433
Principal collected on mortgage-backed
  investment securities                                     15,531       33,294
Purchase of securities held for sale                       (52,373)     (27,178)
Purchase of investment securities                           (4,686)           0
Net increase in loans                                      (55,351)     (92,174)
Purchases of premises and equipment                         (1,921)      (2,362)
Net cash received in acquisition
of subsidiary                                                1,185            0
                                                            ------       ------
Net Cash Used by Investing Activities                      (50,979)     (67,901)

                                                                      continued














See accompanying notes to consolidated financial statements.                  6






                                                              Nine Months Ended
                                                                September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1996         1995
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase in deposits                                    10,233       24,175
Net increase in short-term borrowings                       34,306       17,872
Proceeds from long-term borrowings                               0          140
Repayments of long-term borrowings                            (422)      (1,859)
Proceeds from issuance of common stock                         568        1,046
Repurchase of common stock                                  (1,654)           0
Cash dividends paid                                         (3,528)      (2,758)
                                                            ------       ------
Net Cash Provided by Financing Activities                   39,503       38,616
                                                            ------       ------
Cash and Cash Equivalents
  Decrease                                                   4,950      (10,999)
  Beginning of Year                                         37,524       39,333
                                                            ------       ------
  End of Period                                            $42,474      $28,334
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $39,272      $34,497
Cash paid for income tax                                     6,824        3,971

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net             (68)         (20)
Dividends reinvested                                           738          530






















See accompanying notes to consolidated financial statements.                  7








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________


NOTE A - BASIS OF PRESENTATION

Peoples First Corporation (Company) through its subsidiaries, Peoples First National Bank and Trust Company, First Kentucky Federal Savings Bank and Guaranty Federal Savings Bank, operates principally in a single business segment offering a full range of banking services to individual and corporate customers in the western Kentucky and contiguous interstate area. The Company and the subsidiary banks are subject to the regulations of various Federal and state agencies and undergo periodic examination by regulators.

The accounting policies and reporting practices of the Company are based upon generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets and liabilities and the results of operations. Estimates and assumptions involve future events and may change. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to consolidated financial statements contained in the 1995 annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

The Company became subject to Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage-Servicing Rights", (FAS 122) effective for the year beginning January 1, 1996. FAS 122 requires a mortgage banking enterprise that acquires mortgage servicing rights through either purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practical to estimate those fair values. FAS 122 had no effect on the consolidated financial statements other than required disclosure since loans sold with retained servicing rights are an immaterial amount.

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

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest is not probable, or a delay in payments is expected, are evaluated for impairment. The Company measures and reports impaired loans that are within the scope of FAS 114 at either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or fair value of the underlying collateral if the loan is collateral dependent. Information regarding impaired loans at September 30, 1996, September 30, 1995 and December 31, 1995 is as follows:

                                                   September 30,    December 31,
Impaired Loans                                   1996         1995         1995
________________________________________________________________________________
(in thousands)

Balance of impaired loans                      $1,795       $2,260       $4,109
Less portion for which no allowance
 for loan losses is allocated                       0            0          308
                                               ------       ------       ------
Portion of impaired loan balance for
 which an allowance for loan losses
 is allocated                                  $1,795       $2,260       $3,801
                                               ======       ======       ======
Portion of allowance for loan losses
 allocated to the impaired loan balance          $581         $451         $829
                                               ======       ======       ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________

                                                              Nine Months Ended
                                                                September 30,
Impaired Loans                                                1996         1995
_______________________________________________________________________________
(in thousands)

Average investment in impaired loans                        $3,516       $2,341
Interest income recognized on
 impaired loans                                                257          154
Interest income recognized on
 impaired loans on cash basis                                    0            0


NOTE E - INTANGIBLE ASSETS

Net assets of subsidiaries acquired in purchase transactions are recorded at fair value at the date of acquisition. The excess of cost over net assets acquired is amortized by systematic charges in the consolidated statements of income over the period benefited. Management evaluates the periods of amortization continually to determine whether later events and circumstances warrant revised estimates. Currently, amortization is provided on a straight-line basis over fifteen years. Accumulated amortization was $3.8 million at September 30, 1996, $3.0 million at September 30, 1995 and $3.2 million December 31, 1995. Amortization expense was $634,708 and $622,389, respectively, for the nine months ended September 30, 1996 and 1995.

Included in other assets on the consolidated balance sheets, are core deposit intangibles arising from a purchase acquisition. Currently, amortization of the intangible asset is provided on an accelerated basis over ten years.

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", (FAS 121) effective for the year beginning January 1, 1996.
FAS 121 requires the recognition of a loss on impaired assets when the carrying amount of the asset may not be recoverable. This statement applies to assets other than loans, which are covered under FAS 114 which the Company adopted in 1995. Management periodically evaluates whether events or circumstances have occurred that would result in impairment in the value or life of goodwill or other intangibles. Management considers an intangible to be potentially impaired if internal management reports for respective business units show a net loss before amortization of intangibles. The recoverability of the asset is then evaluated using undiscounted cash flow projections. The Company's adoption of FAS 121 had no effect on the consolidated financial statements other than required disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


NOTE F - STOCK OPTION PLAN
The Peoples First Corporation 1986 Stock Option Plan (Option Plan), as amended in 1994, authorizes the granting to key employees of the Company incentive stock options and nonqualified stock options to purchase common stock of the Company at market value at the time the options are granted. Shares sold under the Option Plan may be either unissued authorized shares or shares reacquired by the Company. Options granted are exercisable, subject to vesting and other requirements, at varying times from the first through the tenth year after the grant date. Optionees may exercise their options with cash or with shares of the Company's common stock. At September 30, 1996, a total of 218,813 shares are reserved for future grants of options. Outstanding stock options are considered common stock equivalents in the computation of net income per common share.

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (FAS 123) effective for the year beginning January 1, 1996. FAS 123 defines the accounting available for employee stock compensation plans. The statement defines a fair value based method of accounting for an employee stock option and permits companies to switch to this method to record compensation costs for new and modified employee stock options. The Company elected to continue to apply APB Opinion 25 and related interpretations to account for the Company's Option Plan. Accordingly, consistent with previous Company accounting practices, no compensation cost is recognized in the consolidated statements of income for employee stock options.

NOTE G - PER COMMON SHARE DATA
Share and per share information have been adjusted to give effect to 5% stock dividends declared in April 1995 and January 1996. Net income per common share is determined by dividing net income by the weighted average number of common shares outstanding and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for the nine months ended September 30, 1996 and 1995 were 9,459,505 and 9,341,988 respectively, and for the three months ended September 30, 1996 and 1995, were 9,444,517 and 9,371,285, respectively. Common stock equivalents have no material dilutive effect.

NOTE H - CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


NOTE I - BUSINESS COMBINATIONS
On August 30, 1996, the Company consummated the acquisition of Guaranty Federal Savings Bank (Guaranty FSB) of Clarksville, Tennessee. The Company acquired all of the outstanding stock of Guaranty FSB in exchange for 300,002 shares of the Peoples First Corporation common stock. Guaranty FSB's three locations are immediately southeast of the market area served by the Company's other subsidiary banks. Immediately prior to the acquisition, Guaranty FSB had total assets of approximately $57.9 million. The acquisition was accounted for using the purchase method of accounting. The results of operations of Guaranty FSB are included in the accompanying consolidated financial statements subsequent to the acquisition date and the excess of cost over fair value of the net assets acquired, $2.2 million, is being amortized over fifteen years on a straight-line basis.

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

Management's discussion and analysis includes forward-looking statements. Many factors affect the Company's financial position and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this discussion and analysis is to provide financial statement readers with information relevant to under-standing and assessing the financial condition and results of operations of Peoples First Corporation.

The Company operates principally in a single business segment offering general commercial and savings bank services. Commercial banking services, mortgage banking and consumer financing are all activities the Company considers to be their one business segment. Table 1 provides certain subsidiary, parent company and consolidated information as of and for the period ended September 30, 1996.

Table 1
Disaggregated Data                                           First                 Parent Co
As of and for the nine months                 Peoples     Kentucky     Guaranty     and elim-      Consol-
 ended September 30, 1996                        Bank          FSB          FSB      nations        dated
__________________________________________________________________________________________________________
(dollars in thousands)

Net income                                    $12,108         $655        ($142)       ($323)     $12,298
Average assets                              1,136,486      169,782        6,620          204    1,313,092
Return on average equity                        14.20%        5.45%          nm                     12.43%
Average equity / assets                         10.02         9.45         9.70                     10.07
Net interest margin                              4.58         3.42         3.21                      4.42
Provision for loan losses /
 average loans                                   0.26         0.13         0.13                      0.25
Allowance for loan loss /
 loans outstanding                               1.54         0.84         1.02                      1.44
Overhead ratio                                   0.52         0.76           nm                      0.56

EARNING ASSETS
Average earning assets of the Company for the first nine months of 1996 increased 6.3%, or $73.9 million to $1,248.5 million from $1,174.6 million for the first nine months of 1995. This compares to average earning asset growth of 6.0%, or $66.2 million for the first nine months of 1995 over the first nine months of 1994. A consistently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 95.1% for the first nine months of both 1996 and 1995. Loans are the Company's primary earning asset and management believes the Company should be a prominent lender. Average loans for the first nine months of 1996 were 75.1% of total average earning assets, up from 72.6% for the first nine months of 1995. Loan growth, while still strong, has slowed from previous levels. Average loans for the first three quarters of 1996 increased 9.9%, or $84.6 million to $937.9 million from $853.3 million for the first three quarters of 1995. Average loans for the first three quarters of 1995 increased 14.8%, or $109.8 million from $743.5 million for the first three quarters of 1994. The Company primarily directs lending activities to its regional market. The largest increase was in residential real estate mortgage which grew $54.2 million during the twelve-month period ended September 30, 1996. Strong consumer loan demand and commercial real estate lending accounted for the remainder of customer loan growth.

Table 2                                            September 30,    December 31,
Types of Loans                                   1996         1995         1995
________________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural                           $117,103     $120,027     $113,929
Real estate
  Construction                                 29,526       17,183       19,386
  Residential mortgage                        409,840      355,615      364,607
  Commercial mortgage                         167,036      151,782      158,429
Installment loans to
  individuals                                 287,960      258,439      260,724
Consumer revolving credit                       8,983        7,094        8,231
Loans held for sale                               780           82          708
Other                                           1,239        1,136        1,463
                                            ---------    ---------    ---------
                                            1,022,467      911,358      927,477
Unearned income                                (6,345)     (13,977)     (12,980)
                                            ---------    ---------    ---------
                                           $1,016,122     $897,381     $914,497
                                            =========    =========    =========

FUNDING
Core deposits, which management relies on as the most important and stable source of funding, of the Company for the first nine months of 1996 increased 5.8%, or $59.9 million to $1,088.9 million from $1,029.0 million for 1995. Core deposits are considered by management to include demand deposits, interest-bearing transaction accounts, saving deposits and time deposits under $100,000. Management anticipates an increasing need to rely on more volatile purchased liabilities due to both the highly competitive local deposit market and systemic banking trends. The Company's subsidiaries have obtained various short-term and long-term advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the banks to borrow additional funds from the FHLB to fund mortgage loan programs and satisfy other funding needs.

                                                Three Months Ended         Nine Months Ended
Table 3                                            September 30,             September 30,
Average Interest-bearing Liabilities             1996         1995         1996         1995
____________________________________________________________________________________________
(Averages, in thousands)

Total interest-bearing liabilities         $1,118,197   $1,049,653   $1,088,853   $1,029,002
Percent of total interest-bearing
 liabilities
   Interest-bearing core deposits                79.8%        80.5%        81.0%        81.3%
   CDs of $100,000 or more                        6.4          7.1          6.0          7.1
   Brokered deposits                              1.9          2.5          2.2          2.3
   Short-term borrowings                         10.9          9.1          9.8          8.3
   Long-term borrowings                           0.9          0.8          0.8          0.8
   Other                                          0.1          0.1          0.1          0.1

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

The level of nonperforming assets at September 30, 1996 remains relatively low. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1996, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

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

Nonperforming assets at September 30, 1996 were 1.02% of total loans and other real estate, up slightly from prior periods. One loan, in the process of collection, that is secured by a hotel, accounted for the increase in loans past due 90 days or more. Management continues to exert efforts to monitor and minimize nonperforming assets even though the nonperforming totals are significantly lower than peer bank holding company ratios.

Significant focus on underwriting standards is maintained by management. Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At September 30, 1996, loans with a total principal balance of $15.1 million have been identified that may become nonperforming in the future, compared to $12.8 million at December 31, 1995. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

Table 4                                            September 30,    December 31,
Nonperforming Assets                             1996         1995         1995
_______________________________________________________________________________
(in thousands)

Nonaccrual loans                               $2,947       $1,315       $1,817
Loans past due 90 days or more                  4,542        1,580        1,471
Other real estate owned                           111          661          644
Renegotiated loans                              2,746        2,909        2,874
                                               ------       ------       ------
                                              $10,346       $6,465       $6,806
                                               ======       ======       ======
Ratios:
Nonperforming assets to total
 loans and other real estate                     1.02%        0.72%        0.74%
Allowance for loan losses to
 nonperforming assets                             142%         199%         196%


The banking industry is currently experiencing an increase in consumer delinquencies and chargeoffs. Management expects the Company's credit quality to decline somewhat during the next year, due to cyclical deterioration of consumer credit quality.


CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. Stockholders' equity was 10.1% of assets at September 30, 1996, up from 10.0% at December 31, 1995. Exclusive of the $1.1 million unrealized net loss on securities held for sale, net of applicable income taxes, and the third quarter acquisition, stockholders' equity increased $7.8 million, or 8.2% (annualized), during the first nine months of 1996. The increase was due to a 64.4% earnings retention rate and the sale of common stock through shareholder and employee plans ($1.3 million), offset by the repurchase of $1.7 million of the Company's common stock. This compares to an increase, exclusive of the $4.6 million unrealized net gain on securities held for sale, net of applicable income taxes, of $8.9 million, or 10.4% (annualized), during the same 1995 period when the earnings retention rate was 68.1% and proceeds from the sale of common stock through shareholder and employee plans was $1.6 million.

The board of directors frequently increases the quarterly cash dividend. The quarterly cash dividend was raised to $0.109 per share in the third quarter of 1994, to $0.143 per share in the third quarter of 1995, to $0.160 per share in the second quarter of 1996 and to $0.200 per share in the fourth quarter of 1996. Stock dividends of 5% were declared in April 1995 and in January 1996.

The board of directors approved the purchase of up to 400,000 shares of the Company's common stock in the open market. At September 30, 1996, a total of 73,850 shares had been purchased. The Company's capital policies are designed to retain sufficient amounts for healthy financial ratios and to maintain, at a minimum, a capital position that meets the federal regulators' well capitalized classification.

Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At September 30, 1996, approximately $25.3 million, compared to $19.3 million at September 30, 1995, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards. Capital ratios of all of the Company's subsidiaries are in excess of applicable regulatory capital ratios. At September 30, 1996 the Company and each of the subsidiaries' capital positions met the federal regulators "well capitalized" classification.

                                          Total                Leverage Ratio
Table 5                           Sep 30,      Dec 31,      Sep 30,      Dec 31,
Risk-Based Capital                  1996         1995         1996         1995
_______________________________________________________________________________

Company                            14.98%       14.41%        9.70%        9.30%
Peoples First National
 Bank                              14.33        13.71         9.46         9.29
First Kentucky FSB                 20.66        20.08         9.70         8.74
Guaranty FSB                       12.38        12.83         5.45         5.63
Regulatory minimum                  8.00         8.00         4.00         4.00


Bank regulatory agencies' minimum capital guidelines assign relative measures of credit risk to balance sheet assets and off-balance sheet exposures. Based upon the nature and makeup of their current businesses, growth expectations, stock repurchase program and dividend increases, management expects all of the reporting entities' capital ratios to continue to exceed regulatory minimums.


RESULTS OF OPERATIONS
Net income was $12.3 million for the first nine months of 1996, up 16.0% from $10.6 million for the first nine months of 1995. Net income for the third quarter of 1996, which included a $1.3 million pretax charge related to the recapitalization of the FDIC insurance funds, was $3.8 million, down 9.5% from $4.2 million for the third quarter of 1995. Net income per common share was $1.30 for the first nine months of 1996, up 15.0% from $1.13 for the first nine months of 1995. Net income per common share for the third quarter of 1996 was $0.40, down 9.1% from $0.44 for the third quarter of 1995. Results in the first three quarters of 1996 were impacted by increased interest margins partially offset with a higher provision for loan losses, improved noninterest income and increased deposit insurance expense.

Return on average stockholders' equity for the first nine months of 1996 and 1995 was 12.43% and 12.17%, respectively. Return on average assets for the first nine months of 1996 and 1995 was 1.25% and 1.15%, respectively. Return on average stockholders' equity for the three months ended September 30, 1996 and 1995 was 11.06% and 13.63%, respectively. Return on average assets for the three months ended September 30, 1996 and 1995 was 1.12% and 1.31%, respectively.


NET INTEREST INCOME
The primary source of income for the Company remains the amount by which interest earned on assets exceeds the interest paid on supporting funds. The two important factors that determine net interest income are the volume of earning assets and the margin earned thereon. For the nine months ended September 30, 1996, net interest income, on a tax-equivalent (TE) basis, increased 13.5%, or $4.9 million to $41.3 million as compared to $36.4 million for the nine months ended September 30, 1995. Volume of earning assets and margin improvement contributed approximate equal amounts to the increased net interest income.

Although the subsidiary banks generally maintain a relatively balanced position between volumes of rate-repricing assets and liabilities to guard against adverse effects to net interest income from possible fluctuations in interest rates, net interest income was unfavorably affected in 1995 by interest rate caps on a significant portion of residential mortgage loans that repriced less quickly than the average liability funding rate during the same period. Management has significantly increased the amount of loans outstanding while decreasing lower yielding debt securities during the last two years. For 1996, management is attempting to balance volume increases and loan pricing to a greater degree.

Net interest income (TE) as a percent of average earning assets was 4.42% and 4.14% for the nine months ended September 30, 1996 and 1995, respectively. Interest earned on loans was 4.34% greater than the average funding cost, up from 4.10% for the nine months ended September 30, 1995. Net interest income margins continue to benefit from a favorable change in the mix of earning assets and funding sources. The highest cost funding source, time deposits, was 53.5% of all interest-bearing liabilities for the first nine months of 1996, down from 58.3% for the first nine months of 1995. Competitively priced short-term money market accounts partially contributed to customer choices.

Table 6
Net Interest Income Analysis                  Average                   Average
Nine months ended September 30, 1996           volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $937,948      $64,268         9.15%
Securities                                    308,144       16,128         6.99
Other interest earning assets                   2,359           84         4.76
                                            ---------       ------
                                            1,248,451       80,480         8.61

Time deposits                                 582,160       24,247         5.56
All other interest bearing deposits           389,996       10,298         3.53
Other interest bearing liabilities            116,697        4,669         5.34
                                            ---------       ------
                                           $1,088,853       39,214         4.81
                                                            ------         ----
Net interest income (TE) spread                            $41,266         3.80%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.42%
 of average interest-earning assets                                        ====



Table 7
Net Interest Income Analysis                  Average                   Average
Nine months ended September 30, 1995           volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $853,264      $57,544         9.02%
Securities                                    318,761       16,633         6.98
Other interest earning assets                   2,538          107         5.64
                                            ---------       ------
                                            1,174,563       74,284         8.46

Time deposits                                 599,724       25,416         5.67
All other interest bearing deposits           334,611        8,342         3.33
Other interest bearing liabilities             94,667        4,144         5.85
                                            ---------       ------
                                           $1,029,002       37,902         4.92
                                                            ------         ----
Net interest income (TE) spread                            $36,382         3.54%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.14%
 of average interest-earning assets                                        ====

Table 8
Net Interest Income Analysis                  Average                   Average
Three months ended September 30, 1996          volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $971,491      $22,399         9.17%
Securities                                    307,135        5,396         6.99
Other interest earning assets                   1,334           15         4.47
                                            ---------       ------
                                            1,279,960       27,810         8.64

Time deposits                                 590,052        8,300         5.60
All other interest bearing deposits           395,434        3,548         3.57
Other interest bearing liabilities            132,711        1,808         5.42
                                            ---------       ------
                                           $1,118,197       13,656         4.86
                                                            ------         ----
Net interest income (TE) spread                            $14,154         3.78%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.40%
 of average interest-earning assets                                        ====



Table 9
Net Interest Income Analysis                  Average                   Average
Three months ended September 30, 1995          volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $881,774      $20,369         9.16%
Securities                                    314,416        5,458         6.89
Other interest earning assets                   3,438           49         5.65
                                            ---------       ------
                                            1,199,628       25,876         8.56

Time deposits                                 605,143        8,826         5.79
All other interest bearing deposits           340,164        2,906         3.39
Other interest bearing liabilities            104,346        1,519         5.78
                                            ---------       ------
                                           $1,049,653       13,251         5.01
                                                            ------         ----
Net interest income (TE) spread                            $12,625         3.55%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.18%
 of average interest-earning assets                                        ====

PROVISION FOR LOAN LOSSES
A significant factor in the Company's past and future operating results is the level of the provision for loan losses. The provision for loan losses for the first nine months of 1996 was increased to $1.7 million from $1.3 million for the first nine months of 1995. The increase in the 1996 provision for loan losses was influenced by the growth in outstanding loans and net loan charge-offs. The annualized provision for loan losses as a percentage of average loans was 0.25% for the nine months ended September 30, 1996, the same as for the year ended December 31, 1995 and up slightly from 0.23% for the year ended December 31, 1994. Levels of providing for loan losses reflect, among other things, the amount of net loan chargeoffs and management's evaluation of potential problem loans.

Net loan chargeoffs over the last three years are at levels below previous trends. Net chargeoffs as a percentage of average loans were 0.13% for the nine-month period ending September 30, 1996, up slightly from 0.10% for the same 1995 period. Net chargeoffs as a percent of average loans were 0.21% for the five-year period ended December 31, 1995. Substantially all of the net chargeoffs for 1996 were related to loans other than commercial loans, compared to less than one-half for 1995. The allowance for loan losses was 1.44% of outstanding loans at September 30, 1996, which approximates the average during the last five years. The September 30, 1996 allowance is 142% compared to 196% at December 31, 1995, of nonperforming assets and is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes. The allowance coverage of nonperforming assets is currently higher than in the past principally due to one past due loan that is in the process of collection.

                                                Three Months Ended         Nine Months Ended
Table 10                                           September 30,             September 30,
Allowance for Loan Losses                        1996         1995         1996         1995
____________________________________________________________________________________________
(dollars in thousands)

Balance at beginning of period                $13,915      $12,518      $13,371      $12,188
Allowance associated with loans acquired          481          ---          481          ---
Provision charged to expense                      588          452        1,742        1,343
Loans charged off                                (640)        (155)      (1,522)        (866)
Recoveries of chargeoffs                          321           70          593          220
                                               ------       ------       ------       ------
Net loans charged off                            (319)         (85)        (929)        (646)
                                               ------       ------       ------       ------
Balance at end of period                      $14,665      $12,885      $14,665      $12,885
                                               ======       ======       ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                0.24%        0.20%        0.25%        0.21%
Net chargeoffs to
 average loans                                   0.13         0.04         0.13         0.10
Allowance for loan losses
 to period end loans                             1.44         1.44         1.44         1.44
                                                                             22



NONINTEREST INCOME
Fees from traditional deposit services as well as revenues from insurance, brokerage activities and other commission business have been increased by management's focus on improving all areas of noninterest income during the last two years. Noninterest income amounted to $6,292,594 for the nine months ended September 30, 1996, a 7.7% increase compared to $5,844,316 for the nine months ended September 30, 1995. Service charges on deposit accounts, the largest component of noninterest income, increased 6.6% due to more uniform application of charges.

Approximately one-half of the increase in trust fees is attributable to timing of certain fees for estates and other services. Insurance commissions for the first three quarters of 1995 were significantly up from prior periods and impacted by special promotions. Relatively low long-term fixed mortgage rates at the beginning of 1996 provided greater opportunities for fee income from secondary-market mortgage loan services than in 1995. Prior to the second quarter of 1995, the Company originated and retained student loans for its loan portfolio. After that time, loans were originated and sold to produce fee income. The current year is the second full year the Company has made available investment brokerage services and property and casualty insurance to customers. The relative improvement in fee income approximates the growth in net interest income. Noninterest income, excluding securities gains and losses, was 13.2% of total net interest income (TE) plus noninterest income for the first nine months of 1996 and 13.5% for the same 1995 period. Management plans to continue to seek ways to increase fee income from services.

                                                Three Months Ended         Nine Months Ended
Table 11                                           September 30,             September 30,
Noninterest Income                               1996         1995         1996         1995
____________________________________________________________________________________________
(in thousands)

Service charges on deposits                    $1,056         $983       $2,998       $2,813
Net securities gains (losses)                       0            6           (4)         178
Trust fees                                        317          354          989          885
Insurance commissions                             140          174          453          506
Bankcard fees                                     209          174          581          469
Other income                                      475          391        1,276          993
                                                -----        -----        -----        -----
                                               $2,197       $2,082       $6,293       $5,844
                                                =====        =====        =====        =====
Annualized Ratio:
Noninterest income
 to average assets                               0.65%        0.65%        0.64%        0.63%

NONINTEREST EXPENSE
At the beginning of 1995, management implemented a restructuring plan to control the rate of increase of noninterest expense. As part of the plan, six of the previously separate corporate subsidiaries were consolidated into one bank to allow the personnel at all locations to better focus on quality customer service


                                                                             23



and increasing the volume of business as well as reducing a small amount of redundant costs. The plan provided for the reduction of the number of employees by approximately 4% and targeted an expense reduction of $1.0 million. While focused on expenses, the plan encompassed increased revenue volumes designed to gain some operational ratio efficiencies. The restructuring plan has been partially successful. During the first nine months of 1996, it required less noninterest expense (overhead) to produce total net interest income (TE) plus noninterest income (revenue) due mainly to improved net interest margins. The ratio of overhead, exclusive of deposit insurance expense, to revenue was 52.46% for the nine months ended September 30, 1996, compared to 54.77% for the nine months ended September 30, 1995. There is a constant process of evaluation to reach the optimum balance between revenue and overhead.

The ratio of personnel expense has slightly decreased as a percentage of average total assets and was 1.24% for the nine months ended September 30, 1996, compared to 1.29% for the nine months ended September 30, 1995. Blanket restraints were imposed on salary increases at the beginning of 1996. Staffing levels have been creeping up. Management attributes this to the increasing need for qualified employees. At September 30, 1996 the number of full-time equivalent employees was 503, up from 490 at December 31, 1995. Technology has advanced and the need to leverage personnel costs has intensified. For 1996, management expects double-digit percentage increases in equipment and data processing expenses due to implementation of new systems.

The Company has made purchases amounting to approximately $7.1 million for facilities and equipment during the last two and one-half years and outsourced some processes. Management is attempting to increase customers volumes and leverage personnel expense through the use of additional technology and plans to continue to purchase technology for new product delivery systems.

                                                Three Months Ended         Nine Months Ended
Table 12                                           September 30,             September 30,
Noninterest Expense                              1996         1995         1996         1995
____________________________________________________________________________________________
(in thousands)

Salaries                                       $3,476       $3,333      $10,327      $10,057
Employee benefits                                 573          594        1,891        1,884
Occupancy expense                                 471          512        1,373        1,366
Equipment expense                                 548          462        1,582        1,351
Deposit insurance expense                       1,350           36        1,529        1,174
Data processing expense                           668          559        1,981        1,660
Bank share taxes                                  391          341        1,158        1,026
Goodwill amortization                             220          207          635          622
Other expense                                   2,124        1,671        6,001        5,162
                                               ------       ------       ------       ------
                                               $9,821       $7,715      $26,477      $24,302
                                               ======       ======       ======       ======
Annualized Ratios:
Overhead ratio                                  60.06%       52.46%       55.67%       57.55%
Noninterest expense
 to average assets                               2.90         2.43         2.69         2.63

                                                                             24



The Federal Deposit Insurance Corporation (FDIC) currently administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). Assessments for deposit insurance were $1,529,223 and $1,173,799 for the nine months ended September 30, 1996 and 1995, respectively. The increase is attributable to a special third quarter charge related to recapitalizing the SAIF, offset by a 1995 reduction in the BIF rate. The Company's lead bank pays deposit insurance premiums to the BIF and the Company's other two subsidiaries pay insurance premiums to the SAIF based on a rate applied to their respective assessable deposits. The Company's subsidi-aries received the lowest applicable deposit assessment rates from the FDIC for substantially all deposits based upon the subsidiaries risk characteristics.

The purpose of the SAIF recapitalization was to provide additional financing and for interest payments on the Financing Corporation (FICO) bonds issued in connection with earlier Congressional efforts to support the then failing thrift industry. There is a prospective benefit associated with the SAIF recapitali-zation since insurance rates on SAIF deposits will be reduced in 1997. Management expects the level of deposit insurance expense to be insignificant in 1997.

Due to management's focus on limiting the increase in staff, coupled with outsourcing some functions, particularly related to credit card operations, data processing expense for the first three quarters of 1996 was 19.3% higher than the first three quarters of 1995. Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Kentucky has raised the assessment level and is attempting to significantly increase this taxation, which is based upon net income of the subsidiaries.


INCOME TAXES
The increase in income tax expense for the three and nine month periods ended September 30, 1996 from comparable 1995 periods, is attributable to higher operating earnings and a higher effective tax rate. The Company's effective tax rate was 31.4% and 29.9% for the nine-month period ended September 30, 1996 and 1995, respectively. Operating earnings are now at a level that the 1% federal income tax rate increase mandated by the Omnibus Budget Reconciliation Act of 1993 is applicable. The effective tax rate also increased due to the continued decline in tax-exempt income. The Company manages the effective tax rate to some degree, based upon changing tax laws, particularly alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.

Several income tax acts were passed into law in 1996. One provision of the 1996 tax acts that affects the Company's savings bank subsidiaries is the repeal of their preferential bad debt treatment. The percent-of-taxable-income method for computing additions to the bad debt reserves is eliminated for tax years beginning after 1995. The new law also requires savings banks to recapture a portion of their bad debt reserves added since 1987. Since these provisions relate to temporary differences, there is no direct impact on the Company's results of operations. The result of the 1996 tax laws will be to slightly increase the Company's deferred tax assets on the balance sheet.

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

Because banks must assume interest rate risks as part of their normal operations, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. The primary objective of the ALM Committee is to optimize earnings results, while controlling interest rate risks within internal policy constraints. The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. A balance-sheet analysis is conducted to determine the impact on net interest income for the following twelve months under several interest-rate scenarios. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks. The September 30, 1996 cumulative gap at one year between rate sensitive assets and liabilities is slightly less sensitive to rising interest rates than at December 31, 1995.

Table 13
Interest Rate Sensitivity
 Analysis                           1-91       92-184     185 days     Total at         Over
September 30, 1996                  Days         Days    to 1 year       1 year       1 year        Total
_________________________________________________________________________________________________________
(in thousands)

Rate Sensitive Assets
Securities, at cost
  U.S. treasury
   and agencies                  $10,702       $3,481       $3,227      $17,410      $52,592      $70,002
  Mortgage-backed                 12,237       10,404       11,849       34,490      127,697      162,187
  Municipal bonds                  1,053          100        1,421        2,574       59,091       61,665
  Other                            9,682            0            0        9,682        4,524       14,206
                                 -------      -------      -------      -------      -------    ---------
                                  33,674       13,985       16,497       64,156      243,904      308,060
Loans                            285,670      135,292      262,050      683,012      333,110    1,016,122
                                 -------      -------      -------      -------      -------    ---------
                                 319,344      149,277      278,547      747,168      577,014    1,324,182
Rate Sensitive Liabilities
Deposits
  Transaction and savings        170,898            0            0      170,898      234,035      404,933
  Time                           149,116      129,652      118,226      396,994      211,097      608,091
Short-term borrowings            126,704        2,431        2,891      132,026            0      132,026
Long-term borrowings               2,675        1,199        1,566        5,440        8,980       14,420
                                 -------      -------      -------      -------      -------    ---------
                                 449,393      133,282      122,683      705,358      454,112    1,159,470
                                 -------      -------      -------      -------      -------    ---------
Period Gap                     ($130,049)     $15,995     $155,864      $41,810     $122,902     $164,712
                                 =======      =======      =======      =======      =======    =========

Cumulative Gap at 09/30/96     ($130,049)   ($114,054)     $41,810      $41,810     $164,712     $164,712

Cumulative Gap at 12/31/95     ($100,928)    ($19,511)     $97,825      $97,825     $157,766     $157,766




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

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     (27.1) Financial Data Schedules (SEC use only)

     (b) Reports on Form 8-K

         Peoples First Corporation filed a current report on Form 8-K on September 4, 1996, reporting the August 30, 1996 press release announcement of the consummation of the acquisition of a savings bank with total assets of $56 million.

SIGNATURES
_______________________________________________________________________________


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PEOPLES FIRST CORPORATION

                              11/08/96       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              11/08/96       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Accounting Officer