Form 10-K
period 1996-12-31
PEOPLES FIRST CORP
filed 1997-03-25
CIK 718077

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Fiscal Year Ended December 31, 1996
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 14, 1997: Common stock, no par value - $212,877,000.

The number of shares outstanding of the Registrant's only class of stock as of February 14, 1997: Common stock, no par value - 10,010,958 shares outstanding.

                    Documents Incorporated by Reference

Portions of Peoples First Corporation's definitive proxy statement dated March 15, 1997 are incorporated into Part III.












INDEX
                                                                           Page

PART I.

Item 1.  Business                                                             3
Item 2.  Properties                                                          15
Item 3.  Legal Proceedings                                                   15
Item 4.  Submission of Matters to a Vote of Securities Holders               15

PART II.

Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters                                               16
Item 6.  Selected Financial Data                                             17
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               19
Item 8.  Financial Statements and Supplementary Data                         30
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               63

PART III.

Item 10.  Directors and Executive Officers of the Registrant                 64
Item 11.  Executive Compensation                                             65
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                                   65
Item 13.  Certain Relationships and Related Transactions                     65

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                      65

          Signatures                                                         67

PART I

Item 1.  Business

Peoples First Corporation (the "Company"), headquartered in Paducah, Kentucky, is a bank and savings and loan holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") pursuant to
Section 5(a) of the Bank Holding Company Act of 1956, as amended. In recent years, the Company has been one of the ten largest independent financial institutions headquartered in Kentucky. The Company conducts a complete range of commercial and personal banking activities in Western Kentucky and Northwestern Tennessee through three wholly owned subsidiaries: The Peoples First National Bank & Trust Company of Paducah ("Peoples Bank") in the Kentucky counties of McCracken, Marshall, Ballard, Livingston, Calloway and Graves; First Kentucky Federal Savings Bank of Central City (First Kentucky
FSB) in the Kentucky counties of Muhlenberg, Ohio, McLean and Butler Counties; and, Guaranty Federal Savings Bank of Clarksville, Tennessee (Guaranty FSB) in Montgomery County, Tennessee. Peoples First Corporation's principal executive offices are located at 100 South Fourth Street, Paducah, Kentucky 42002-2200.

The Company is a Kentucky Corporation incorporated on March 1, 1983. The Company became a bank holding company when it acquired Peoples Bank in 1983.
The Company acquired (and subsequently merged into Peoples Bank during 1994) First Liberty Bank in 1985, First National Bank of LaCenter in 1987, Salem Bank, Inc. in 1989, Bank of Murray in 1992 and Liberty Bank and Trust in 1994. During 1994, the Company acquired all of the outstanding shares of First Kentucky Bancorp, Inc. in exchange for 1,076,353 shares of Peoples First Corporation common stock. First Kentucky FSB's six locations are immediately east of the market area served by the Company's lead subsidiary bank. In 1996, the Company acquired all of the outstanding shares of Guaranty FSB in exchange for 315,002 shares of Peoples First Corporation common stock. Guaranty FSB's three locations are immediately southeast of the market area served by the Company's lead subsidiary bank.

Dividends from Peoples Bank, First Kentucky FSB and Guaranty FSB (collectively the "banks") are the principal source of cash flow for the Company. Legal limitations are imposed on the amount of dividends that may be paid by the individual banks. Although the Company may engage in other activities, subject to rules and regulations of the Federal Reserve Board and Kentucky Department of Financial Institutions, it is currently expected that the banks will remain the principal source of operating revenues.

Peoples Bank, organized in 1926, provides a full range of banking services to the Western Kentucky region through its main office in Paducah, Kentucky and twelve full service branch offices, three limited service branch offices and one business operations office. Commercial lending services provided to medium-size and small businesses, real estate mortgage lending and individual consumer lending services are the primary sources of operating revenues. Peoples Bank had total deposits of $925.0 million at December 31, 1996 and is the first or second largest commercial banking operation in each of the five counties in which it operates.

First Kentucky FSB, organized in 1934, provides a broad array of banking services to the Western Kentucky region through its main office in Central City, Kentucky and five branch offices. Residential real estate mortgage lending is the primary source of operating income. First Kentucky FSB had total deposits of $147.0 million at December 31, 1996 and is largest financial institution headquartered in their immediate West-Central Kentucky market area.

Guaranty FSB, organized in 1973, provides a broad array of banking services to the Northeastern Tennessee region through its main office and two branch offices in Clarksville. Residential real estate mortgage lending is the primary source of operating income. Guaranty FSB had total deposits of $43.4 million at December 31, 1996 and is seventh largest financial institution in Montgomery County, Tennesse.

At December 31, 1996, the Company had 533 full-time equivalent employees. Management considers employee relations to be good with all of the employees. No employees are covered by a collective bargining agreement.

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

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act. As such, it is registered with the Federal Reserve Board (FRB) and files reports with and is subject to examination by that body.

Peoples Bank, chartered under the National Bank Act, is subject to the supervi-sion of and is regularly examined by the Comptroller of the Currency of the United States. By law, Peoples Bank is a member of the Federal Reserve System and insured members of the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). As such, it is subject to regulation by these federal agencies. First Kentucky FSB and Guaranty FSB, are federally chartered savings associations, subject to the supervision of and are regularly examined by Office of Thrift Supervision. They are subject to certain reserve requirements of the FRB and are insured members of the Savings Association Insurance Fund of the FDIC, and, as such, are subject to regulation and examined by these federal agencies.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) was principally designed to deal with the financial crisis involving the thrift industry and the Federal Savings and Loan Insurance Corporation. FIRREA contains many provisions which affect banks and bank holding companies. FIRREA included substantial increases in the enforcement powers available to regulators. Several civil and criminal penalties were added which address misconduct and knowingly or recklessly causing a substantial loss to an insured institution. FIERRA expanded the power of bank holding companies by permitting them to acquire any savings assocation, including healthy as well as troubled institutions.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) contained many provisions affecting the banking industry. FDICIA included provisions, among others to: 1) reform the deposit insurance system, 2) establish a format for closer monitoring of financial institutions and to enable prompt corrective action by banking regulators when a financial institution begins to experience difficulty, 3) establish five capital levels for financial institutions that would impose more scrutiny and restriction on less capitalized institutions, 4) require regulators to set operational and managerial standards for all insured institutions, including limits on excessive compensation to executive officers, directors and principal shareholders, and establish standards for loans secured by real estate, 5) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions and the ability to require independent audits, 6) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. Further, FDICIA permited the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury Department and other sources or for any other purpose the FDIC deems necessary.

Future legislative actions, possibly including restructuring and modernization of financial institution regulation, could have dramatic effect on the cost of doing business and competitiveness. The terms or timing of future legislation or regulatory actions that may be adopted cannot be predicted, accordingly, the potential effect on the Company is unknown.

The continuing volatile conditions in the national economy and in the money markets, together with the effects of actions by monetary and fiscal authorities in recent years, make it exceedingly difficult to predict with any reasonable accuracy the possible future changes in interest rates and their effect on deposit levels, loan demand and the business and earnings of the Company and the banks.

Statistical Disclosures

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

A.  AVERAGE BALANCE SHEETS                       For the Year Ended December 31,
    (in thousands)                               1996         1995         1994
_______________________________________________________________________________

INTEREST-EARNING ASSETS
Short-term investments                         $2,512       $2,877       $3,831
Taxable securities                            244,917      251,107      285,242
Non-taxable securities                         61,734       64,835       69,731
Loans (1)                                     960,726      865,707      755,314
                                            ---------    ---------    ---------
                                            1,269,889    1,184,526    1,114,118
NONINTEREST-EARNING ASSETS
Cash and due from banks                        35,586       33,515       34,878
Allowance for loan losses                     (14,066)     (12,691)     (11,524)
Other assets                                   44,221       40,582       40,800
                                            ---------    ---------    ---------
                                           $1,335,630   $1,245,932   $1,178,272
                                            =========    =========    =========

INTEREST-BEARING LIABILITIES
Transaction accounts                         $310,666     $253,689     $235,918
Savings deposits                               84,684       87,618      106,891
Time deposits                                 588,289      598,514      567,438
Short-term borrowings                         112,459       86,400       51,489
Long-term borrowings                            9,785        7,946       13,644
Other liabilities                               1,382        1,292        1,201
                                            ---------    ---------    ---------
                                            1,107,265    1,035,459      976,581

NONINTEREST-BEARING LIABILITIES
Demand deposits                                82,269       82,752       85,307
Other liabilities                              11,523        9,176        8,391

STOCKHOLDERS' EQUITY                          134,573      118,545      107,993
                                            ---------    ---------    ---------
                                           $1,335,630   $1,245,932   $1,178,272
                                            =========    =========    =========

(1) Nonperforming loans are included in
    average loans

B. ANALYSIS OF NET INTEREST EARNINGS             For the Year Ended December 31,
   (in thousands)                                1996         1995         1994
_______________________________________________________________________________

INTEREST INCOME
Short-term investments                           $122         $160         $169
Taxable securities                             15,842       16,082       17,493
Non-taxable securities (TE) (2)                 5,704        5,847        6,302
Loans (TE) (2)                                 87,950       78,573       62,520
                                              -------      -------      -------
                                              109,618      100,662       86,484

INTEREST EXPENSE
Transaction accounts                           11,606        9,101        6,970
Saving deposits                                 2,422        2,460        2,996
Time deposits                                  32,874       34,047       25,744
Short-term borrowings                           5,958        4,939        2,169
Long-term borrowings                              608          515          900
Other liabilities                                  91           90           76
                                              -------      -------      -------
                                               53,559       51,152       38,855
                                              -------      -------      -------
NET INTEREST INCOME (TE) (2)                   56,059       49,510       47,629
TE Basis Adjustment                            (1,945)      (1,916)      (2,080)
                                              -------      -------      -------
NET INTEREST EARNINGS                         $54,114      $47,594      $45,549
                                              =======      =======      =======

(2) Tax equivalent (TE) interest income is based upon a Federal income tax rate of 35%.

B. AVERAGE YIELDS AND RATES PAID                 For the Year Ended December 31,
                                                 1996         1995         1994
_______________________________________________________________________________

AVERAGE YIELDS FOR INTEREST-EARNING ASSETS
Short-term investments                           4.86%        5.56%        4.41%
Taxable securities                               6.47%        6.40%        6.13%
Non-taxable securities (TE) (2)                  9.24%        9.02%        9.04%
Loans (TE) (1) (2)                               9.15%        9.08%        8.28%
All interest-earning assets                      8.63%        8.50%        7.76%

AVERAGE RATES FOR INTEREST-BEARING LIABILITIES
Transaction accounts                             3.74%        3.59%        2.95%
Saving deposits                                  2.86%        2.81%        2.80%
Time deposits                                    5.59%        5.69%        4.54%
Short-term borrowings                            5.30%        5.72%        4.21%
Long-term borrowings                             6.21%        6.48%        6.60%
Other liabilities                                6.58%        6.97%        6.33%
All interest-bearing liabilities                 4.84%        4.94%        3.98%
                                                 ----         ----         ----
NET INTEREST-RATE SPREAD (TE) (2)                3.79%        3.56%        3.78%
                                                 ====         ====         ====

NET YIELD ON INTEREST-EARNING ASSETS             4.41%        4.18%        4.28%
                                                 ====         ====         ====

(1) Nonperforming loans are included in
    average loans
(2) Tax equivalent (TE) interest income is based upon a Federal income tax rate of 35%.

C. FOR THE LAST TWO FISCAL YEARS

CHANGES ATTRIBUTABLE TO VOLUME AND RATE        Change       Due to       Due to
(in thousands)                              1996/1995       Volume     Rate (3)
_______________________________________________________________________________

INTEREST INCOME
Short-term investments                           ($38)        ($20)        ($18)
Taxable securities                               (240)        (396)         156
Non-taxable securities (TE) (2)                  (143)        (280)         137
Loans (1) (2)                                   9,377        8,624          753
                                               ------
                                                8,956        7,254        1,702
INTEREST EXPENSE
Transaction accounts                            2,505        2,044          461
Saving deposits                                   (38)         (82)          44
Time deposits                                  (1,173)        (582)        (591)
Short-term borrowings                           1,019        1,490         (471)
Long-term borrowings                               93          119          (26)
Other liabilities                                   1            6           (5)
                                               ------
                                                2,407        3,547       (1,140)
                                               ------       ------       ------
NET INTEREST EARNINGS (TE) (2)                 $6,549       $3,707       $2,842
                                               ======       ======       ======

(1) Nonperforming loans are included in average loans.
(2) Tax equivalent (TE) net interest income is based upon a Federal income tax rate of 35%.
(3) Changes due to both rate and volume are included in due to rate.

CHANGES ATTRIBUTABLE TO VOLUME AND RATE        Change       Due to       Due to
(in thousands)                              1995/1994       Volume     Rate (3)
_______________________________________________________________________________

INTEREST INCOME
Short-term investments                            ($9)        ($42)         $33
Taxable securities                             (1,411)      (2,093)         682
Non-taxable securities (TE) (2)                  (455)        (442)         (13)
Loans (TE) (1)                                 16,053        9,138        6,915
                                               ------
                                               14,178        5,465        8,713

INTEREST EXPENSE
Transaction accounts                            2,131          525        1,606
Saving deposits                                  (536)        (540)           4
Time deposits                                   8,303        1,410        6,893
Short-term borrowings                           2,770        1,471        1,299
Long-term borrowings                             (385)        (376)          (9)
Other liabilities                                  14            6            8
                                               ------
                                               12,297        2,343        9,954
                                               ------       ------       ------
NET INTEREST INCOME (TE) (2)                   $1,881       $3,123      ($1,242)
                                               ======       ======       ======

(1) Nonperforming loans are included in average loans.
(2) Tax equivalent (TE) net interest income is based upon a Federal income tax rate of 35%.
(3) Changes due to both rate and volume are included in due to rate.

II.  Security Portfolios

A. Footnote 4 to the Consolidated Financial Statements included herein on page 42 presents the book value as of the end of 1996 and 1995 of securities by type of security.

B. Footnote 4 to the Consolidated Financial Statements included herein on page 42 presents the amortized cost, estimated market value and the weighted average yield of securities at December 31, 1996, by contractual maturity range.

C. As of December 31, 1996, the Company owned no securities (other than U. S. Government and U. S. Government agencies and corporations) issued by one issuer for which the book value exceeded ten percent of stockholders' equity.

III.  Loan Portfolio

A. The table of Types of Loans in Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) included herein on page 22 presents the amount of all loans in various categories as of the end of 1996 and 1995.

B. The following table presents the maturities in the loan portfolio, excluding commercial paper, real estate mortgage, installment, consumer revolving credit and other loans at December 31, 1996:

Loan Portfolio Maturities         1 year       1 to 5         Over
December 31, 1996                or less        years      5 years        Total
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural               $75,267      $34,642      $10,374     $120,283
Real estate construction          25,527        1,438        2,968       29,933
                                 -------      -------      -------      -------
                                $100,794      $36,080      $13,342     $150,216
                                 =======      =======      =======      =======

The amounts of these loans due after one year which have predetermined rates and adjustable rates are $16.9 million and $32.5 million, respectively.

C. Risk Elements

1. The table of Nonperforming Assets in MDA included herein on page 22 states the amount of nonaccrual, past due and restructured loans. The following table states the gross interest income that would have been recorded for the years ended December 31, 1992 through 1996, if the nonaccrual and renegotiated loans had been current in accordance with their original terms, and the amount of interest income that was included in net income for each year:

Interest Income on Nonaccrual
  and Restructured Loans
Year ended December 31,             1996         1995         1994         1993
_______________________________________________________________________________
(in thousands)

Contractual interest                $504         $421         $209         $407
Interest recognized                  343          351          192          279


2.  Potential Problem Loans

Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At December 31, 1996, loans with a total principal balance of $26.4 million had been identified that may become nonperforming in the future, compared to $14.3 million at December 31, 1995. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms. The identified potential problem loan totals consist of many different loans and are generally loans for which the collateral appears to be sufficient but that have potential financial weakness evidenced by internal credit review's analysis of historical financial information. At December 31, 1996, a total of $16.9 million of potential problem loans were to four borrowers.

3.  Foreign Outstandings

There were no foreign outstandings at anytime during the last three years.

4.  Loan Concentrations

As of December 31, 1996, there was no concentration of loans exceeding 10% of total loans which are not otherwise disclosed in the Types of Loans table pursuant to III. A. There were no amounts loaned in excess of 10% of total loans to a multiple of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Most loans are originated in the immediate market area of the banks.

D. Other Interest Bearing Assets

The Company has no other interest earning assets that would be required to be disclosed under Item III. C.1. or 2. if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The following table presents an analysis of loss experience and the allow-ance for loan losses for the years ended December 31, 1996, 1995, 1994, 1993, and 1992:

Analysis of the Allowance
  for Loan Losses
Year ended December 31,             1996         1995         1994         1993
_______________________________________________________________________________
(in thousands)

Balance at beginning of
 year                            $13,371      $12,188      $10,715       $8,606
Allowance associated with
 loans acquired                      481           --           --           --
Provision charged to
 expense                           2,664        2,167        1,723        2,541
Loan charge-offs
  Commercial, financial
   and agricultural                 (467)        (450)        (248)        (463)
  Real estate mortgage              (401)        (225)         (81)        (240)
  Consumer loans                  (1,273)        (540)        (279)        (317)
  Consumer revolving
   credit                           (383)         (92)         (78)         (24)
                                  ------       ------       ------       ------
                                  (2,524)      (1,307)        (686)      (1,044)

Loan charge-off recoveries
  Commercial, financial
   and agricultural                  556          133          339          376
  Real estate mortgage                59           63            9          110
  Consumer loans                     141          117           76          122
  Consumer revolving
   credit                             47           10           12            4
                                  ------       ------       ------       ------
                                     803          323          436          612
                                  ------       ------       ------       ------
Net loan charge-offs              (1,721)        (984)        (250)        (432)
                                  ------       ------       ------       ------
Balance at end of year           $14,795      $13,371      $12,188      $10,715
                                  ======       ======       ======       ======


Year end balance of loans     $1,036,429     $913,789     $805,791     $703,533
Average loans outstanding        960,726      865,707      755,314      660,345
Allowance / year end loans          1.42%        1.46%        1.51%        1.52%
Provision / net chargeoffs        154.79%      220.22%      689.20%      588.19%
Nonperforming assets              12,187        6,806        6,679        6,591
Potential problem loans           26,362       14,300       14,800       22,400

B. The following tables present a breakdown of the allowance for loan losses at December 31, 1996, 1995, 1994, 1993 and 1992:

Allocation of the Allowance
  for Loan Losses
December 31,                        1996         1995         1994         1993
_______________________________________________________________________________
(in thousands)

Commercial, financial
 and agricultural                 $3,107       $2,951       $3,134       $2,973
Real estate
  Construction                       150           97           97           61
  Residential mortgage             1,612        1,598        1,496        1,285
  Commercial mortgage              4,100        3,905        4,050        3,626
Consumer loans                     5,326        4,381        3,215        2,598
Consumer revolving credit            500          439          196          172
                                  ------       ------       ------       ------
                                 $14,795      $13,371      $12,188      $10,715
                                  ======       ======       ======       ======

Percent of Loans in Each
 Category to Total Loans
December 31,                        1996         1995         1994         1993
_______________________________________________________________________________
(in thousands)

Commercial, financial
 and agricultural                   11.6%        12.5%        13.9%        16.9%
Real estate mortgage
  Construction                       2.9%         2.1%         2.4%         1.7%
  Residential mortgage              40.7%        39.9%        39.5%        38.3%
  Commercial mortgage               16.8%        17.3%        17.3%        18.1%
Consumer loans                      27.9%        28.0%        26.6%        24.6%
Other                                0.1%         0.2%         0.3%         0.4%
                                   -----        -----        -----        -----
                                   100.0%       100.0%       100.0%       100.0%
                                   =====        =====        =====        =====

V. DEPOSITS

A.B.  Average Balances and Rates Paid by Deposit

The Average Balance Sheets table and Average Yields and Rates Paid table in-cluded herein on pages 6 and 8 present the average amount of and the average rate paid for the years ended December 31, 1996, 1995 and 1994.

C. Foreign Deposits

The Company had no foreign deposits during the past three years.

D.E.  Maturity Distribution of Time Deposits of $100,000 or More

The following table states the amount of time certificates of deposit at December 31, 1996, of $100,000 or more by maturity:

Maturity of $100,000 Time Deposits
December 31, 1996
_______________________________________________________________________________
(in thousands)

Maturing 3 months or less                                               $13,923
Maturing over 3 months through 6 months                                  12,126
Maturing over 6 months through 12 months                                 28,366
Maturing over 12 months                                                  48,077
                                                                        -------
                                                                       $102,492
                                                                        =======

                                                 For the Year Ended December 31,
VI.  RETURN ON EQUITY AND ASSETS                 1996         1995         1994
_______________________________________________________________________________

1.  Return on average assets                     1.29%        1.19%        1.11%
2.  Return on average equity                    12.75%       12.46%       12.15%
3.  Dividend payout ratio                       36.84%       32.00%       29.10%
4.  Equity to assets ratio                      10.08%        9.51%        9.17%


VII.  SHORT-TERM BORROWINGS

A. Footnote 8 to the Consolidated Financial Statements included herein on page 49 presents for each category of short-term borrowings, the amounts outstanding at the end of the reported periods, the weighted average interest rate, the maximum amount of borrowings in each catergory at any month-end and the approximate weighted interest rate.

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

Item 3.  LEGAL PROCEEDINGS - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

Market Information, Dividends
The registrant's only class of common stock is traded on the National Associa-tion of Securities Dealers Automated Quotation System National Market System. Peoples First Corporation's common stock symbol is "PFKY". Share and per share information have been adjusted to give effect 5% stock dividends declared on April 19, 1995, January 17, 1996 and January 21, 1997. The high and low stock prices and the quarterly dividends declared on the Company's common stock for each quarter of 1996 and 1995 are as follows:

High and Low Stock Prices          First       Second        Third       Fourth
  Dividends Declared             quarter      quarter      quarter      quarter
_______________________________________________________________________________

High 1996                         $22.38       $22.62       $21.90       $24.29
Low 1996                           19.50        19.76        20.00        20.95
Cash dividends declared             0.14         0.15         0.15         0.19

High 1995                         $17.28       $17.46       $20.63       $21.77
Low 1995                           14.90        14.68        16.55        19.05
Cash dividends declared             0.10         0.10         0.14         0.14

Holders
The approximate number of holders of registrant's only class of common stock as of February 14, 1997, was 3,200.

Item 6.  SELECTED FINANCIAL DATA

December 31,                        1996         1995         1994         1993
________________________________________________________________________________
(in thousands)

Interest-Earning Assets
Loans, net                    $1,023,520     $901,126     $793,759     $693,322
Securities                       304,311      306,642      333,527      375,366
Short-term investments                 0            0            0        3,100
                               ---------    ---------    ---------    ---------
                               1,327,831    1,207,768    1,127,286    1,071,788
Cash and due from banks           43,285       37,524       39,333       42,591
Premises and equipment            19,376       18,226       16,980       16,698
Other assets                      27,272       24,078       26,957       25,429
                               ---------    ---------    ---------    ---------
                              $1,417,764   $1,287,596   $1,210,556   $1,156,506
                               =========    =========    =========    =========
Liabilities and Stockholders' Equity
Interest-bearing deposits     $1,029,877     $960,744     $910,598     $906,646
Noninterest-bearing deposits      85,376       86,360       87,985       86,250
Short-term borrowings            132,167       93,469       84,567       32,502
Long-term borrowings              14,013        7,757        9,536       16,555
Other liabilities                 11,782       11,094        7,607        8,182
                               ---------    ---------    ---------    ---------
                               1,273,215    1,159,424    1,100,293    1,050,135
Stockholders' equity             144,549      128,172      110,263      106,371
                               ---------    ---------    ---------    ---------
                              $1,417,764   $1,287,596   $1,210,556   $1,156,506
                               =========    =========    =========    =========

As more fully explained in Note 2 to the consolidated financial statements, additional banking organizations were acquired in 1996, 1994 and 1992.

Year ended December 31,             1996         1995         1994         1993
________________________________________________________________________________
(in thousands except per share data)

Results of Operations
Interest income                 $107,673      $98,746      $84,404      $80,845
Interest expense                  53,559       51,152       38,855       37,997
                                 -------      -------      -------      -------
Net interest income               54,114       47,594       45,549       42,848
Provision for loan losses          2,664        2,167        1,723        2,541
Net interest income after        -------      -------      -------      -------
  provision for loan losses       51,450       45,427       43,826       40,307
Noninterest income                 8,535        7,944        7,076        6,683
Noninterest expense               34,843       32,158       32,312       29,373
                                 -------      -------      -------      -------
Income before tax expense         25,142       21,213       18,590       17,617
Income tax expense                 7,978        6,446        5,465        4,807
                                 -------      -------      -------      -------
Net Income                       $17,164      $14,767      $13,125      $12,810
                                 =======      =======      =======      =======

Average shares outstanding        10,025        9,852        9,767        9,787
Net income per common share        $1.71        $1.50        $1.34        $1.31
Cash dividends per common
  share                             0.63         0.48         0.39         0.34

Shares outstanding and per share amounts have been adjusted for a two-for-one stock split on January 4, 1994 and 5% stock dividends on April 19, 1995, January 17, 1996 and January 21, 1997.

As more fully explained in Note 2 to the consolidated financial statements, additional banking organizations were acquired in 1996, 1994 and 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis includes forward-looking statements. Many factors affect Peoples First Corporation's (Company) financial position and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this discussion and analysis is to provide annual report readers with information relevant to understanding and assessing the financial condition and results of operations of the Company.

Headquartered in Paducah, Kentucky, the Company is a bank and savings and loan holding company registered with the Federal Reserve Board. The Company's market area is primarily western Kentucky and the contiguous interstate areas. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

The Company's one commercial bank subsidiary and two savings bank subsidiaries operate principally in a single business segment offering general commercial and savings bank services through 28 banking offices. Commercial banking services, mortgage banking and consumer financing are all activities the Company considers to be their one business segment.

EARNING ASSETS
Average earning assets of the Company for 1996, increased 7.2%, or $85.4 million to $1,269.9 million from $1,184.5 million for 1995. This compares to growth in earning assets of 6.3% and 5.0%, for 1995 and 1994, respectively. Loan growth during the last three years has been partially funded with reductions in securities, the other significant earning asset category. The Company maintains a consistently favorable ratio of average earning assets to average total assets. The ratio was 95.1% for both 1996 and 1995, compared to 94.6% for 1994. Loans are the Company's primary earning asset. Loan growth, while still strong, has slowed from previous levels. Average loans for 1996 increased 11.0%, or $95.0 million, to $960.7 million, while average loan growth for 1995 and 1994 was 14.6% and 14.4%, respectively. The changing mix of earning assets was favorable during the last two years as average loans were an increasing percentage of total earning assets.

Table 1
Average Earning Assets
Year ended December 31,                          1996         1995         1994
_______________________________________________________________________________
(dollars in thousands)

Total average earning assets               $1,269,889   $1,184,526   $1,114,118
Percent of average earning assets
  Average loans                                  75.7%        73.1%        67.8%
  Average securities                             24.1         26.7         31.9
  Average other earning assets                    0.2          0.2          0.3

The Company primarily directs lending activities to its regional market from which deposits are drawn. Management has focused on secured lending and the growth of real estate mortgage and consumer loans during the last three years.

Table 2
Types of Loans
December 31,                        1996         1995         1994         1993
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural              $120,283     $113,929     $111,929     $118,906
Real estate
  Construction                    29,933       19,386       19,421       12,255
  Residential mortgage           421,129      364,607      318,551      269,265
  Commercial mortgage            174,576      158,429      139,629      127,666
Consumer, net                    289,653      255,975      214,309      173,191
Other                                855        1,463        1,952        2,250
                               ---------    ---------    ---------    ---------
                               1,036,429      913,789      805,791      703,533
Allowance for loan losses        (14,795)     (13,371)     (12,188)     (10,715)
                               ---------    ---------    ---------    ---------
                              $1,021,634     $900,418     $793,603     $692,818
                               =========    =========    =========    =========

Management intends to further leverage stockholders' equity without creating excessive interest rate risk, through reduction in the amount of loan funding derived from securities activities. Purchases of securities held for sale increased in 1996 to $73.6 million, up from $33.0 million in 1995 and $39.9 million in 1994. Average securities decreased $9.3 million during 1996, $39.0 million during 1995 and $34.9 million during 1994. The Company maintains a portfolio of securities held for sale as an available source of funding for loan growth. U. S. treasury and agency obligations represent approximately 77.0% of the securities portfolios at December 31, 1996.

At December 31, 1996, mortgage-backed securities, which included Real Estate Mortgage Investment Conduit (REMIC) and CMO instruments, were approximately 53.5% of the securities portfolios, compared to approximately 51.8% at December 31, 1995 and 46.0% at December 31, 1994. The REMIC issues are entirely U. S. agencies issues. The CMO issues are marketable, collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues held are currently rated AA or AAA by either Standard & Poors or Moody's. At December 31, 1996, approximately 19.2% of the mortgage-backed securities are floating-rate issues, the majority being indexed to the Constant Maturity Treasury index. Management's normal practice is to purchase securities at or near par value to reduce risk of premium write-offs resulting from unexpected prepayments.

At December 31, 1996, the Company had no structured notes (as currently defined by regulatory agencies) in the securities portfolios since management believes the uncertainty of cash flows from these securities, which are driven by interest-rate movements, could expose the Company to greater market risk than traditional securities.
                                                                             20






FUNDING
The most important and stable source of funding is core deposits, considered by management to include demand deposits, interest-bearing transaction accounts, saving deposits and time deposits under $100,000. Core deposits for 1996 increased 5.2%, or $48.5 million to $974.3 million from $925.8 million for 1995. Excluding the savings bank acquisition, the 1996 increase was 3.8%, or $37.2 million. Local markets for deposits are competitive. Core deposits are a decreasing portion of average interest-bearing liabilities. The core deposit base is supplemented with brokered deposits, short-term and long-term borrowings to fully fund loan growth. Average brokered deposits amounted to $22.8 million, $24.7 million and $22.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Average short-term and long-term borrowings were $122.2 million for 1996, up from $94.3 million for 1995 and $65.1 million for 1994.

Management anticipates an increasing need to rely on non-core funding. The Company's subsidiary banks have obtained various short-term and long-term advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the subsidiary banks to borrow additional funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Additional funding totaling approximately $158.3 million is available at December 31, 1996 from undrawn federal funds purchased, lines-of-credit for U.S. treasury notes and FHLB advances.

Table 3
Average Interest-bearing Liabilities
Year ended December 31,                          1996         1995         1994
_______________________________________________________________________________
(dollars in thousands)

Total average interest-bearing
 liabilities                               $1,107,265   $1,035,459     $976,581
Percent of average total interest-
 bearing liabilities
  Interest-bearing core deposits                 80.5%        81.4%        84.0%
  CDs of $100,000 or more                         6.2          7.0          6.9
  Brokered deposits                               2.1          2.4          2.3
  Average short-term borrowings                  10.2          8.3          5.3
  Average long-term borrowings                    0.9          0.8          1.4
  Other                                           0.1          0.1          0.1


NONPERFORMING ASSETS AND RISK ELEMENTS
Nonperforming assets, including nonaccrual, 90-day past due and restructured loans and foreclosed properties, totaled $12.2 million at December 31, 1996, compared to $6.8 million and $6.7 million at December 31, 1995 and 1994, respectively. Nonperforming assets as a percentage of total loans and other real estate increased to 1.17% at December 31, 1996 compared to 0.74% and 0.83% at December 31, 1995 and 1994, respectively. The 1996 increase in nonperforming assets is principally due to one $3.0 million loan that is past due 90 days, one $1.0 million nonaccrual loan and numerous small consumer loans. Management was prepared for the increased level of consumer chargeoffs and nonperforming loans and believes that the level will remain relatively high compared to prior periods due to the cyclical nature of consumer credit. There are generally good economic conditions in the market area and management believes the Company's comprehensive loan administration and workout procedures are adequate to manage the credit risks. Also, diversification within the loan portfolio is an important means of reducing inherent lending risks. At December 31, 1996, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

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

Table 4
Nonperforming Assets
December 31,                        1996         1995         1994         1993
_______________________________________________________________________________
(in thousands)

Nonaccrual loans                  $4,680       $1,817         $531         $835
Loans past due 90 days             4,710        1,471        1,838          503
Renegotiated loans                 2,707        2,874        2,741        2,995
Other real estate owned               90          644        1,569        2,258
                                  ------       ------       ------       ------
                                 $12,187       $6,806       $6,679       $6,591
                                  ======       ======       ======       ======
Nonperforming assets as a
  percent of total loans
  and other real estate             1.17%        0.74%        0.83%        0.93%
Allowance for loan losses
  coverage of nonperform-
  ing assets                         121%         196%         182%         163%


In years prior to 1996, management's efforts to monitor and minimize nonper-forming assets resulted in nonperforming totals lower than peer bank holding company ratios. A significant focus on underwriting standards is maintained by management and the subsidiary bank boards. Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At December 31, 1996, loans with a total principal balance of $26.4 million have been identified that may become nonperforming in the future, compared to $12.8 million at December 31, 1995 and $12.9 million at December 31, 1994. The 1996 increase was due to two commercial loan relationships. Management is working closely with these borrowers in their efforts to resolve potential cash flow problems. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.


CAPITAL RESOURCES AND DIVIDENDS
The Company's believes that a strong capital position is vital to continued profitability, as well as depositor, investor and regulator confidence. Stockholders' equity was 10.2% of assets at December 31, 1996, an increase from 10.0% at December 31, 1995. Exclusive of unrealized net gain and loss on securities held for sale, net of applicable income taxes, stockholders' equity increased $17.0 million, or 13.4%, during 1996, and increased $12.4 million, or 10.8%, during 1995. The capital base has been strengthened through the issuance of common stock and earnings retention. Common stock was issued for the savings bank acquisition and through various shareholder and employee plans. The earnings retention rate, which the board of directors adjusts through declaration of cash dividends, was 63.2% for 1996, 68.2% for 1995 and 70.9% for 1994. Proceeds from the sale of common stock through shareholder and employee plans amounted to $1.7 million in 1996, $2.2 million in 1995 and $1.0 million in 1994. During 1996, the board of directors authorized the repurchase of up to 400,000 shares of the Company's common stock in the open market. A total of 89,005 shares were repurchased during the year for $1.9 million. Unrealized gain or loss on securities held for sale, net of applicable income taxes, is recorded directly to stockholders' equity. For 1996, stockholders' equity was decreased by $0.6 million, for 1995 was increased by $5.6 million and for 1994 was decreased by $6.5 million to record the change during the year in the fair value of securities held for sale.

The board of directors develops and reviews the capital goals and policies of the consolidated entity and each of the subsidiary banks. The Company's capital policies are designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and to leverage stockholders' equity to a desirable degree. All of the Company's subsidiary banks were "well capitalized" based on the regulatory defined minimums of a Tier I leverage ratio of 5%, a Tier I capital ratio of 6% and a total capital ratio of 10%.
Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At December 31, 1996, approximately $26.4 million in retained earnings of subsidiary banks was available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards.

The board of directors raised the quarterly dividend to $0.14 per share in the third quarter of 1995, to $0.15 per share in the second quarter of 1996 and to $0.19 per share in the fourth quarter of 1996. Stock dividends of 5% were declared in April 1995, January 1996 and January 1997.


RESULTS OF OPERATIONS
Net income increased 16.2% in 1996, reaching a record level of $17.2 million, compared to an increase of 13.0% in 1995 when net income was $14.8 million. On a per common share basis, net income increased 14.0% to $1.71 per share for the year ended December 31, 1996, compared to an increase of 11.9% to $1.50 per share for the year ended December 31, 1995. Net income per common share for the fourth quarter of 1996 increased 11.9% to $0.47 from $0.42 for the fourth quarter of 1995. The 1996 increase in earnings was primarily due to increased interest margins and improved noninterest income partially offset by higher provisions for loan losses and overhead. Strong loan growth, reductions in deposit insurance expense and the absence of acquisition related expense contributed to the 1995 earnings increase. Earnings performance for 1994 was negatively impacted by transaction costs of approximately $0.06 per share related to two acquisitions completed during that year.

Performance measures continue to show consistent improvement. Return on average stockholders' equity for the years ended December 31, 1996, 1995 and 1994 was 12.75%, 12.46% and 12.15%, respectively. Return on average assets for the years ended 1996, 1995 and 1994 was 1.29%, 1.19% and 1.11%, respectively.


NET INTEREST INCOME
The primary source of income for the Company remains net interest income, the amount by which interest earned on assets exceeds the interest paid on supporting funds. Measured on a fully taxable equivalent (TE) basis, net interest income for the year ended December 31, 1996, increased 13.3%, or $6.6 million to $56.1 million compared to $49.5 million for 1995. For the year ended December 31, 1995, net interest income (TE) increased 4.0%, or $1.9 million from $47.6 million for 1994. Two important factors determine net interest income. They are the volume of earning assets and the margin earned thereon. The resilient economy of the Midwest area and the desire to be a prominent lender is apparent in loan growth, the Company's primary earning asset. More than one-half of 1996's increase and all of 1995's increase is attributable to growth in the volume of average earning assets. The fully taxable equivalent net interest income margin on average earning assets was 4.41%, 4.18% and 4.28% for the years ended December 31, 1996, 1995 and 1994, respectively. Management's deliberate efforts to concentrate on appropriate pricing is reflected in the increased margin.

Time deposits, the highest cost funding source, were 53.1% of the average of all interest-bearing liabilities for 1996, down from 57.8% for 1995. Competitively priced short-term money market accounts partially contributed to customer choices. The subsidiary banks generally maintain a relatively balanced position between volumes of rate-repricing assets and liabilities to guard to some degree against adverse effects to net interest income from possible fluctuations in interest rates.


PROVISION FOR LOAN LOSSES
The provision for loan losses reflects management's judgement of the cost associated with credit risk inherent in the loan portfolio. The provision for loan losses amounted to $2.7 million for 1996, an increase of 22.7% compared to $2.2 million for 1995, which was an increase of 29.4% compared to $1.7 million in 1994. The increases were required to reflect the growth in outstanding loans and chargeoffs, particularily consumer loan chargeoffs. The provision for loan losses as a percentage of average loans was 0.28% for the year ended December 31, 1996, up from 0.25% for the year ended December 31, 1995 and 0.23% for the year ended December 31, 1994.

Net loan chargeoffs over most of the last three years were at levels below historical trends. Net chargeoffs for 1996 were $1.7 million compared to $1.0 million for 1995 and $0.3 million for 1994. As a percentage of average loans, net chargeoffs were 0.18% for 1996, up from 0.11% for 1995 and 0.03% for 1994, periods of low net chargeoffs. Net chargeoffs as a percent of average loans were 0.17% for the five-year period ended December 31, 1996. The allowance for loan losses is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes. At December 31, 1996, the allowance for loan losses is 1.42% of outstanding loans compared 1.46% of outstanding loans at December 31, 1995. The December 31, 1996 allowance is 121% of nonperforming assets compared to 196% at December 31, 1995. This reduction is due to an increase in nonaccrual and past due loans, most of which were in the process of collection.


NONINTEREST INCOME
Noninterest income is an important but not yet significant source of revenue for the Company, representing 13.1% of tax equivalent net revenues in 1996, compared to 13.7% in 1995 and 12.9% in 1994. Noninterest income amounted to $8.5 million in 1996, a 7.4% increase compared to $7.9 million in 1995 which was an increase of 11.3% compared to $7.1 million in 1994. Excluding net securities gains, the 1996 and 1995 increases were more comparable and were 8.9% and 11.4%, respectively. Management desires to increase annual noninterest income revenue by 10% by focusing on increased business activity in the trust department, insurance, brokerage activities and other commission business.

Service charges on deposit accounts, the largest component of noninterest income, increased 8.4% in 1996 and 4.6% in 1995. The increases are attributable to account growth coupled with more uniform application of charges. Net securities gains of $178,143 and $62,309, were recognized in 1995 and 1994, respectively. Securities held for sale, primarily mortgage-backed securities, totaling $12.1 million and $11.9 million, were sold in 1995 and 1994, respectively, to reduce, the Company's interest rate sensitivity on assets in response to changing interest rates and prepayment risks as a part of the Company's asset/liability strategies.

Trust fees for 1996 increased 9.0% from 1995 which increased 3.3% from 1994. These increases match the growth in the amount of trust assets managed which were primarily in estate and personal trust accounts. Following growth rates of 41.3% and 48.3% in insurance commissions in 1995 and 1994, respectivley, attributable to greater opportunities resulting from the significant increase in consumer loans, the Company's penetration of this product was less successful in 1996. Income from secondary-market mortgage loan services, investment brokerage services and property and casualty insurance products all generated higher level of fees in 1996 due to account growth.

NONINTEREST EXPENSE
The ratio of noninterest expense net of noninterest income exclusive of securities gains to average total assets was 1.97% for 1996, 1.96% for 1995 and 2.15% for 1994. Management continues to focus on controlling the rate of increase of noninterest expense through employee productivity. The Company consolidated six of the previously separate corporate subsidiaries into one bank during 1995 and 1994 to allow the personnel at all locations to better focus on consistent quality customer service, increasing the volume of business and to reduce a small amount of redundant costs.

Noninterest expense increased 8.3% in 1996 to $34.8 million, reflecting higher equipment and data processing expenses. Noninterest expense decreased 0.3% in 1995 to $32.2 due to reduced deposit insurance rates and the absence of merger-related professional fees. This compares to an increase of 10.1% in 1994 when all categories of noninterest expense rose.

Salaries and employee benefits increased 4.1% in 1996, compared to 6.0% in 1995. Staffing levels were approximately the same at December 31, 1996 and 1994. The Company has made investments in equipment and facilities of approximately $7.3 million during the last three years as technology has advanced and the need to leverage personnel costs has intensified. Occupancy expense increased 2.5% in 1996, 5.5% in 1995 and 6.2% in 1994. Equipment expense increased 15.2% in 1996, 13.2% in 1995 and 16.2% in 1994 due to depreciation and maintenance of new equipment. Much of the recent years' equipment purchases are electronic and technology related assets which the Company depreciates over a five year or shorter period. Management plans to continue to invest in technology for new product delivery systems.

Deposit insurance expense totaled $1.6 million in 1996, an increase of 23.1%, compared to $1.3 million in 1995. Deposit insurance expense decreased 43.5% in 1995 from $2.3 million in 1994. In the third quarter of 1996, the Federal Deposit Insurance Corporation (FDIC) made a special assessment on savings banks' deposits of $0.657 for every $100 of savings bank deposits on March 31, 1995. The amount of the special assessment paid in 1996 by the Company's two savings bank subsidiaries was $1.3 million. In the second quarter of 1995, the FDIC reduced the rate paid by most commercial banks from $0.23 to $0.04 per $100 of insured deposits and effective January 1996, the rate was reduced to a $2,000 annual minimum per bank. All of the Company's subsidiaries received the lowest applicable deposit assessment rates from the FDIC. Management expects the level of deposit insurance expense to be insignificant in 1997.

Increased data processing expense is attributable to a greater volume of activ-ity and the outsourcing of a portion of credit card functions. The increase was 15.4% in 1996 and 2.7% in 1995. Kentucky Bankshare taxes increased 13.6% in 1996 compared to 1995. A small reduction in this expense occurred in 1995 due to the consolidation of six separate banking corporations. The Company's bank subsidiaries are required to maintain significant noninterest-bearing balances with the Federal Reserve and to pay fees to regulatory agencies for periodic examinations by the agencies.

INCOME TAXES
The Company's income tax planning is based on the goal of maximizing long-term after-tax profitability. Income tax expense is impacted by the mix of taxable versus tax-exempt revenues from securities and loans as well as certain nondeductible expenses. The Company manages the effective tax rate to some degree based upon changing tax laws, particularly alternative minimum tax provisions, the availability and price of nontaxable debt securities and other portfolio considerations.

Increases in income tax expense are attributable to higher operating earnings and higher effective tax rates. The Company's effective income tax rate was 31.7%, 30.4% and 29.4%, for the years ended December 31, 1996, 1995 and 1994, respectively. The 1% federal income tax rate increase mandated by the Omnibus Budget Reconciliation Act of 1993 and a continued decline in the amount of tax-exempt income as a percentage of operating income has increased the effective rate. Nondeductible merger-related expenses also serve to increase the effective rate.


LIQUIDITY AND INTEREST-RATE SENSITIVITY
The goal of the asset/liability management (ALM) process is to manage the structure of the balance sheet to provide the maximum level of net interest income while maintaining acceptable levels of interest sensitivity risk. The Company's objective of liquidity management is to ensure the ability to access funding which enables each bank to efficiently satisfy the cash flow requirements of depositors and borrowers. ALM involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities as well as to assure adequate liquidity. The Company monitors funds available from a number of sources to meet its objectives. The primary source of liquidity for the banks, in addition to loan repayments, is their debt securities portfolios. Securities classified as held for sale are those that the Company intends to use as part of its asset/liability management and that may be sold prior to maturity in response to changes in interest rates, resultant prepayment risks and other factors. The Company's access to the retail deposit market through individual locations in thirteen different counties has been a reliable source of funds. Additional funds for liquidity are available by borrowing federal funds from correspondent banks, Federal Home Loan Bank borrowings and brokered deposits. Various types of analyses are performed to ensure adequate liquidity, and to evaluate the desirability of the relative interest rate sensitivity of assets and liabilities. Management considers current liquidity positions of the subsidiary banks to be adequate to meet depositor and borrower needs.

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. Management seeks to fairly closely match the duration of repricing assets and liabilities over time to avoid unnecesary interest rate risks. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks.


Table 5
Interest Rate Sensitivity
 Analysis                           1-91       92-183     184 days     Total at
December 31, 1996                   Days         Days    to 1 year       1 year
_______________________________________________________________________________
(in thousands)

Rate Sensitive Assets
Securities, at cost
  U.S. treasury
   and agencies                   $3,490       $3,015         $390       $6,895
  Mortgage-backed                 18,118       11,087       15,447       44,652
  Municipal bonds                    139          735        1,825        2,699
  Other                           10,394            0            0       10,394
                                 -------      -------      -------      -------
                                  32,141       14,837       17,662       64,640
Loans                            336,579      151,360      231,503      719,442
                                 -------      -------      -------      -------
                                 368,720      166,197      249,165      784,082
Rate Sensitive Liabilities
Deposits
  Transaction and savings        174,772            0            0      174,772
  Time                           153,186       79,772      174,463      407,421
Short-term borrowings            101,275        5,356       25,536      132,167
Long-term borrowings               3,102          254        2,602        5,958
                                 -------      -------      -------      -------
                                 432,335       85,382      202,601      720,318
                                 -------      -------      -------      -------
Period Gap                      ($63,615)     $80,815      $46,564      $63,764
                                 =======      =======      =======      =======

Cumulative Gap at 12/31/96      ($63,615)     $17,200      $63,764      $63,764

Cumulative Gap at 12/31/95     ($100,928)    ($19,511)     $97,865      $97,865

Management made the following assumptions in preparing the Interest Rate Sensitivity Analysis:

     o Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
     o Nonaccrual loans are included in the rate-sensitive category.
     o The scheduled maturities of mortgage-backed securities assume principal prepayments on dates estimated by management, relying primarily on current and concensus interest-rate forecasts in conjunction with historical prepayment schedules.
     o Transaction and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their re-pricing in response to changes in market rates.

The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Simulation and interest rate gap analyses are used to scrutinize the sensitivity of net interest income over a relatively short (1-2 years) time horizon. The analyses are used to examine the impact on earnings of an immediate interest rate shock as well as other forecasted interest rate scenarios. Each scenario incorporates what management believes to be the most reasonable assumptions about such variables as volumes, prepayment rates for mortgage assets and repricing characteristics. A valuation analysis is also performed to measure the sensitivity of the Company's net interest income. This analysis involves discounting projected future cash flows of assets, liabilities and off-balance sheet positions to arrive at an estimated net present economic value.


INDUSTRY DEVELOPMENTS
On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Branching Act") was enacted. Under the Branching Act, beginning September 29, 1995, adequately capitalized and adequately managed bank holding companies are allowed to acquire banks across state lines, without regard to whether the transaction is prohibited by state law; however, they will be required to maintain the acquired institutions as separately chartered institutions. Any state law relating to the minimum age of target banks (not to exceed five years) will be preserved. Under the Branching Act, the Federal Reserve Board will not be permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The Federal Reserve Board could approve an acquisition, notwithstandig the 30% limit, if the state waives the limit either by statute, regulation or order of the appropriate state official.

In addition, under the Branching Act beginning on June 1, 1997, banks will be permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. The Company has current plans to merge the Tennessee savings bank into the Kentucky commercial bank in the third quarter of 1997. After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law. The Company regularly explores opportunities for acquisitions in the adjoining interstate area. Branching Act provisions are designed to allow acquiring companies the opportunity to operate more efficiently.

Under the Branching Act, states may adopt legislation permitting interstate mergers before June 1, 1997. In contrast, states may adopt legislation before June 1, 1997, subject to certain conditions, opting-out of interstate branching. If a state opts-out of interstate branching, no out-of-state bank may establish a branch in that state through an acquisition or de novo, and a bank whose home state opts-out may not participate in an interstate merger transaction. None of the states contiguous with western Kentucky have opted-out of interstate branching.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Reports


The Board of Directors and Stockholders
Peoples First Corporation

We have audited the accompanying consolidated balance sheets of Peoples First Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples First Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

St. Louis, Missouri
January 27, 1997

                                                       December 31, December 31,
CONSOLIDATED BALANCE SHEETS                                   1996         1995
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                                    $43,285      $37,524
Securities held for sale                                   182,352      146,322
Securities held for investment                             121,959      160,320
Loans held for sale                                          1,886          708
Loans receivable, net                                    1,021,634      900,418
Excess of cost over net assets
 of purchased subsidiaries                                  10,586        9,248
Premises and equipment                                      19,376       18,226
Other assets                                                16,686       14,830
                                                         ---------    ---------
                                                        $1,417,764   $1,287,596
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                                          $85,376      $86,360
  Interest-bearing transaction accounts                    335,977      291,539
  Savings deposits                                          85,145       83,607
  Time deposits                                            608,755      585,598
                                                         ---------    ---------
                                                         1,115,253    1,047,104
Short-term borrowings                                      132,167       93,469
Long-term borrowings                                        14,013        7,757
Other liabilities                                           11,782       11,094
                                                         ---------    ---------
     Total liabilities                                   1,273,215    1,159,424

Stockholders' Equity
  Common stock                                               7,812        7,207
  Surplus                                                   69,691       53,269
  Retained earnings                                         66,762       66,878
  Unrealized net gain on
   securities held for sale                                    284          926
  Debt on ESOP shares                                            0         (108)
                                                         ---------    ---------
                                                           144,549      128,172
                                                         ---------    ---------
                                                        $1,417,764   $1,287,596
                                                         =========    =========

Fair value of securities held for investment              $125,061     $165,042
Common shares issued and outstanding                         9,999        9,686






See accompanying notes to consolidated financial statements.                 31






                                                     Year Ended December 31,
CONSOLIDATED STATEMENTS OF INCOME                1996         1995         1994
_______________________________________________________________________________
(in thousands, except per share data)

INTEREST INCOME
Interest and fees on loans                    $87,872      $78,487      $62,437
Taxable interest on securities                 15,842       16,082       17,493
Nontaxable interest on securities               3,837        4,017        4,305
Interest on short-term investments                122          160          169
                                              -------      -------      -------
                                              107,673       98,746       84,404
INTEREST EXPENSE
Interest on deposits                           46,902       45,608       35,710
Other interest expense                          6,657        5,544        3,145
                                               ------       ------       ------
                                               53,559       51,152       38,855
                                               ------       ------       ------
Net Interest Income                            54,114       47,594       45,549
Provision for Loan Losses                       2,664        2,167        1,723
                                               ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                     51,450       45,427       43,826

Noninterest Income                              8,535        7,944        7,076
Noninterest Expense                            34,843       32,158       32,312
                                               ------       ------       ------
Income Before Income Tax Expense               25,142       21,213       18,590
Income Tax Expense                              7,978        6,446        5,465
                                               ------       ------       ------
NET INCOME                                    $17,164      $14,767      $13,125
                                               ======       ======       ======

Net Income per Common Share                     $1.71        $1.50        $1.34

Cash Dividends per Common Share                  0.63         0.48         0.39

















See accompanying notes to consolidated financial statements.                 32









CONSOLIDATED STATEMENTS OF CHANGES             Common                  Retained
 IN STOCKHOLDERS' EQUITY                        stock      Surplus     earnings
________________________________________________________________________________
(in thousands, except share data)

BALANCE AT DECEMBER 31, 1993                   $6,381      $33,862      $64,416
Net income                                                               13,125
Net income for period attributable to
 change in fiscal year of subsidiary                                        335
Cash dividends declared
  Common stock ($0.39 per share)                                         (3,231)
  By pooled companies prior to merger                                      (906)
Issuance of 60,100 common shares pursuant
 to shareholder and employee plans                 41          997
Reduction of ESOP debt
Change in unrealized net gain
 (loss) on securities held for sale
                                               ------       ------       ------
BALANCE AT DECEMBER 31, 1994                    6,422       34,859       73,739
Net income                                                               14,767
Cash dividends declared ($0.48 per share)                                (4,604)
Common stock dividends declared (5%)              665       16,359      (17,024)
Issuance of 168,938 common shares pursuant
 to shareholder and employee plans                120        2,051
Reduction of ESOP debt
Change in unrealized net gain
 (loss) on securities held for sale
                                               ------       ------       ------
BALANCE AT DECEMBER 31, 1995                    7,207       53,269       66,878
Net income                                                               17,164
Cash dividends declared ($0.63 per share)                                (6,169)
Common stock dividend declared (5%)               372       10,739      (11,111)
Issuance of 87,457 common shares pursuant
 to shareholder and employee plans                 65        1,696
Issuance of 315,002 common shares
 for acquisition                                  234        5,803
Repurchase of 89,005 common shares                (66)      (1,816)
Reduction of ESOP debt
Change in unrealized net gain
 (loss) on securities held for sale
                                               ------       ------       ------
BALANCE AT DECEMBER 31, 1996                   $7,812      $69,691      $66,762
                                               ======       ======       ======







See accompanying notes to consolidated financial statements.                 33




                                                                  Year Ended Dec
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1996         1995
________________________________________________________________________________
(in thousands)

OPERATING ACTIVITIES
Net income                                                 $17,164      $14,767
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            3,126        2,752
    Net premium amortization on securities                     575          953
    Provision for loan losses                                2,664        2,167
    Provision for deferred income taxes                        352         (316)
    Net (increase) decrease in loans
     held for sale                                            (377)        (553)
    Other, net                                              (1,178)       2,449
                                                            ------       ------
Net Cash Provided by Operating
  Activities                                                22,326       22,219

INVESTING ACTIVITIES
Net decrease in short-term investments                           0            0
Proceeds from sales of securities
  held for sale                                                  0       12,086
Proceeds from maturities, calls and
  prepayments of securities held for sale                   41,678       13,045
Proceeds from maturities, calls and
  prepayments of securities held for investment             47,808       44,639
Purchase of securities held for sale                       (73,565)     (33,033)
Purchase of securities held for investment                  (6,502)      (1,775)
Net increase in loans                                      (78,072)    (109,011)
Purchases of premises and equipment                         (2,044)      (3,190)
Net cash received in acquisition                             1,185            0
                                                            ------       ------
Net Cash Used by Investing Activities                      (69,512)     (77,239)

















See accompanying notes to consolidated financial statements.                 34


CONSOLIDATED STATEMENTS OF                                        Year Ended Dec
 CASH FLOWS - CONTINUED                                       1996         1995
________________________________________________________________________________
(in thousands)

FINANCING ACTIVITIES
Net increase in deposits                                   $25,620      $48,521
Net increase in short-term borrowings                       34,447        8,903
Proceeds from long-term borrowings                               0          139
Repayments of long-term borrowings                            (830)      (1,919)
Proceeds from issuance of common stock                         696        1,418
Repurchase of common stock                                  (1,882)           0
Cash dividends paid                                         (5,104)      (3,851)
                                                            ------       ------
Net Cash Provided by Financing Activities                   52,947       53,211
                                                            ------       ------
Cash and Cash Equivalents
  Decrease                                                   5,761       (1,809)
  Beginning of Year                                         37,524       39,333
                                                            ------       ------
  End of Year                                              $43,285      $37,524
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $54,279      $48,642
Cash paid for income taxes                                   8,824        5,558

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred
  to (from) loans, net                                        (108)         (30)
Dividends reinvested                                         1,065          753
Common stock issued in acquisition                           6,037            0




















See accompanying notes to consolidated financial statements.                 35






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

The accounting policies and reporting practices of the Company and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets and liabilities and the results of operations. Estimates and assumptions involve future events and may change.

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

SECURITIES HELD FOR SALE AND INVESTMENT
At acquisition, securities are classified into one of three categories: trading, held for sale or investment. Transfers of debt securities between categories are recorded at fair value at the date of transfer. Unrealized gains or losses associated with transfers of debt securities from the investment to the held for sale category are recorded and maintained as a separate component of stock-holders' equity. The unrealized gains or losses included as a separate component of stockholders' equity for debt securities transferred to the investment from the held for sale category are maintained and amortized into earnings over the remaining life of the debt securities as an adjustment to yield. Amortization or accretion of premiums or discounts on securities are recognized as adjustments to interest income using the level yield method.

Trading securities are bought and held principally with the intention of selling them in the near term. The Company currently has no trading securities. Securities that are being held for indefinite periods of time, including secur-ities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepay-ment risk, to meet liquidity needs, the need to increase regulatory capital or other similar factors, are classified as securities held for sale and are stated


                                                                             36






at fair value. Fair value is based on market prices quoted in financial publi-cations or other independent sources. Net unrealized gains or losses are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders' equity until realized. Securities for which the Company has the ability and positive intent to hold until maturity are classified as securities held for investment and are carried at amortized cost.

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

LOANS HELD FOR SALE
The Company's operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of residential mortgage loans for sale to various investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association (FNMA), are carried at the lower of cost or market value. Mortgage banking revenues, including origination fees, servicing fees, net gains on sales of servicing rights, net gains or losses on sales of mortgages and other fee income amount to less than 1% of the Company's total revenue for the years ended December 31, 1996, 1995 and 1994.

The Company became subject to Statement of Financial Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122), effective for the year beginning January 1, 1996. FAS 122 requires a mortgage banking enterprise that acquires mortgage servicing rights through either purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practical to estimate those fair values. FAS 122 had no effect on the consolidated financial statements other than required disclosure since loans sold with retained servicing rights are an immaterial amount.

LOANS RECEIVABLE
Loans receivable held for investment are carried at cost, as the Company has the ability and it is management's intention to hold them to maturity. Interest on commercial and real estate mortgage loans is accrued if deemed collectible and credited to income based upon the principal amount outstanding. Unearned discount attributable to certain consumer loans is credited to income using a method which approximates the level yield method.





                                                                             37






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


                                                                             38






Currently, amortization is provided on a straight-line basis over fifteen years. Accumulated amortization was $4.1 million at December 31, 1996 and $3.2 million at December 31, 1995 and amortization expense was $879,164, $829,884 and $829,884, for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", (FAS 121) effective for the year beginning January 1, 1996.
FAS 121 requires the recognition of a loss on impaired assets when the carrying amount of the asset may not be recoverable. This statement applies to assets other than loans, which are covered under FAS 114 which the Company adopted in 1995. Management periodically evaluates whether events or circumstances have occurred that would result in impairment in the value or life of goodwill, core deposit or other long-lived assets. Management considers intangibles to be potentially impaired if internal management reports for respective business units show a net loss before amortization of intangibles. The recoverability of the asset is then evaluated using undiscounted cash flow projections. The Company's adoption of FAS 121 had no effect on the consolidated financial statements other than required disclosure.

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

OTHER REAL ESTATE
Real estate acquired through foreclosure or deed in lieu of foreclosure is in-cluded in other assets, and is recorded at the lower of cost or the property's fair value at the time of foreclosure less estimated disposal costs, if any. The excess of cost over fair value of other real estate at the date of acquisition is charged to the allowance for loan losses. Subsequent reductions in carrying value to reflect current fair value and any other period costs are charged to noninterest expense as incurred.

FINANCIAL INSTRUMENTS
During October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (FAS 119). FAS 119 requires disclosure about the amounts, nature and terms of derivative financial instruments that are not subject to FAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risks and Financial Instruments with Concentrations of Credit Risk". FAS 119 requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading. FAS 119 was effective for financial statements issued for fiscal years after December 31, 1994. The Company's adoption of FAS 119 had no effect on the consolidated financial statements other than the required disclosure with respect to fixed rate loan commitments.
                                                                             39






STOCK OPTIONS
The Company applies APB Opinion No. 25 in accounting for its stock option plan and, accordingly, no compensation cost has been recognized for stock option grants in the consolidated financial statements. During October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 establishes a new fair value-based method of accounting for equity instruments issued to employees. The effect of FAS 123 on the Company was the inclusion of certain disclosures in Note 12 to the consolidated financial statements.

TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES During June, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings, based on control of the transferred assets. The adoption of FAS 125 effective at the beginning of 1997 will not have an impact on the Company's financial position, results of operations or liquidity.

INCOME TAXES
Income tax expense is reported as the total of current income taxes payable and the net change in deferred income taxes payable provided for temporary differences. Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values for income tax purposes. Deferred income taxes are recorded at the statutory Federal rates in effect at the time that the temporary differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based upon management's judgment of available evidence, are not expected to be realized. The significant components of deferred tax assets and liabilities are principally related to unrealized net gain or loss on securities, allowance for loan losses, amortization of premiums on debt securities, depreciation of premises and equipment and deferred compensation. The Company files a consolidated Federal income tax return which includes all of its subsidiaries.

PER COMMON SHARE DATA
Share and per share information have been adjusted to give effect to stock splits and stock dividends in the three years ended December 31, 1996, including the 5% stock dividend declared in January 1997, and payable in March 1997. Net income per common share is determined by dividing net income by the weighted average number of common shares outstanding and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for 1996, 1995 and 1994 were 10,025,411, 9,851,674 and 9,767,160, respectively. Common stock equivalents have no material dilutive effect.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks and highly liquid securities purchased with a maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS
Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation. The reclassifications had no effect on previously reported stockholders' equity or net income.

2.  BUSINESS COMBINATIONS
The Company regularly explores opportunities for acquisitions of financial institutions. During the three year period ended December 31, 1996, the Company was a party to three business combinations. The most recent acquisition was accounted for using the purchase method of accounting. Results of operations subject to purchase accounting are included from the date of acquisition. Disclosure of pro forma condensed results of operations as if this acquisition were consummated as of the beginning of the period have been omitted due to the immaterial effect on operations. The two earlier acquisitions were accounted for using the pooling of interest method of accounting. Results of operation subject to pooling of interest accounting are reflected on a combined basis from the earliest period presented.

On August 30, 1996, the Company consummated the acquisition of Guaranty Federal Savings Bank (Guaranty). The Company acquired all of the outstanding shares of Guaranty in exchange for 315,002 shares of Peoples First Corporation common stock. Guaranty's three locations in Clarksville, Tennessee, are immediately southeast of the market area served by the Company's other subsidiary banks. Immediately prior the acquisition, Guaranty had total assets of approximately $55.9 million and stockholders' equity of $3.2 million.

On October 7, 1994, the Company consummated the acquisition of Libsab Bancorp, Inc. (Libsab) and Liberty Bank and Trust, a wholly owned subsidiary of Libsab. The Company acquired all of the outstanding shares of Libsab in exchange for 1,247,750 shares of Peoples First Corporation common stock. Libsab's three locations are part of the market area served by the Company's other subsidiary banks. During 1995, Liberty Bank & Trust was merged into Peoples First National Bank and Trust Company. Immediately prior to the acquisition, Libsab had total assets of approximately $141.9 million.

On March 10, 1994, the Company consummated the acquisition of First Kentucky Bancorp, Inc. (First Kentucky) and First Kentucky Federal Savings Bank, a wholly owned subsidiary of First Kentucky. The Company acquired all of the outstanding shares of First Kentucky in exchange for 1,076,353 shares of Peoples First Corporation common stock. First Kentucky's six locations are immediately east of the market area served by the Company's other subsidiary banks. Immediately prior the acquisition, First Kentucky had total assets of approximately $176.8 million.

3.  CASH AND DUE FROM BANKS
The Company's banking subsidiaries are required to maintain certain reserve balances in cash with Federal Reserve Banks (FRB). The reserve balances maintained in accordance with FRB requirements, partially satisfied by vault cash on hand, as of December 31, 1996 and 1995 were $8.0 million and $11.5 million, respectively. The average amount of required reserves were $12.8 million and $8.9 million, respectively, for the years ended December 31, 1996 and 1995.

4.  SECURITIES HELD FOR SALE AND INVESTMENT
The amortized cost and fair value of securities held for sale as of December 31, 1996 and 1995 are summarized as follows:

                                                Gross        Gross
Securities Held For Sale       Amortized   unrealized   unrealized         Fair
December 31, 1996                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $58,604         $307        ($310)     $58,601
Mortgage-backed securities       108,487          916         (501)     108,902
Federal Home Loan Bank
 stock and other securities       14,819           30            0       14,849
                                 -------      -------      -------      -------
                                $181,910       $1,253        ($811)    $182,352
                                 =======      =======      =======      =======

                                                Gross        Gross
Securities Held For Sale       Amortized   unrealized   unrealized         Fair
December 31, 1995                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $48,370         $467        ($116)     $48,721
Mortgage-backed securities        84,591        1,220         (273)      85,538
Federal Home Loan Bank
 stock and other securities       11,958          105            0       12,063
                                 -------      -------      -------      -------
                                $144,919       $1,792        ($389)    $146,322
                                 =======      =======      =======      =======

The amortized cost and fair value of securities held for investment as of December 31, 1996 and 1995 are summarized as follows:

Securities                                      Gross        Gross
  Held for Investment          Amortized   unrealized   unrealized         Fair
December 31, 1996                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies        $7,102           $7         ($35)      $7,074
Mortgage-backed securities        53,819          486         (168)      54,137
State and political
 subdivisions                     60,938        2,830          (18)      63,750
Other securities                     100            0            0          100
                                 -------      -------      -------      -------
                                $121,959       $3,323        ($221)    $125,061
                                 =======      =======      =======      =======


Securities                                      Gross        Gross
  Held for Investment          Amortized   unrealized   unrealized         Fair
December 31, 1995                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $23,894         $187         ($13)     $24,068
Mortgage-backed securities        73,357          891          (88)      74,160
State and political
 subdivisions                     62,569        3,843         (102)      66,310
Other securities                     500            4            0          504
                                 -------      -------      -------      -------
                                $160,320       $4,925        ($203)    $165,042
                                 =======      =======      =======      =======

There were no sales of securities in 1996. Proceeds from sales of securities during 1995 and 1994 were $12,085,690 and $11,885,303, respectively. Gross gains of $178,143 and $62,309 and no gross losses were realized on those sales during 1995 and 1994, respectively.

The amortized cost, estimated fair value and the weighted average yield of securities held for sale and held for investment at December 31, 1996, by estimated maturity, are shown below. Actual maturities will differ from the depicted maturities because of the borrowers' right to call or prepay obligations with or without prepayment penalties. Management evaluates, on an ongoing basis, the potential maturities for asset/liability purposes. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Securities Held for Sale                                               Weighted
  Maturity Distribution                     Amortized         Fair      average
December 31, 1996                                cost        value        yield
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies
  1 year or less                               $2,495       $2,494         5.55%
  Over 1 through 5 years                       51,838       51,813         6.17
  Over 5 through 10 years                       3,481        3,487         6.66
  Over 10 years                                   789          807         5.72
Mortgage-backed securities
  1 year or less                               15,740       15,846         6.40
  Over 1 through 5 years                       61,484       61,667         6.72
  Over 5 through 10 years                      28,211       28,328         6.79
  Over 10 years                                 3,053        3,061         6.73
Federal Home Loan Bank
 stock and other securities                    14,819       14,849         7.08
                                              -------      -------
                                             $181,910     $182,352         6.55%
                                              =======      =======         ====

Securities Held for Investment                                         Weighted
  Maturity Distribution                     Amortized         Fair      average
December 31, 1996                                cost        value        yield
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies
  1 year or less                               $5,396       $5,383         5.96%
  Over 1 through 5 years                        1,706        1,692         6.19
Mortgage-backed securities
  1 year or less                               33,769       33,847         6.27
  Over 1 through 5 years                       15,794       16,056         7.04
  Over 5 through 10 years                       1,061          998         4.54
  Over 10 years                                 3,195        3,235         6.85
State and political subdivisions
  1 year or less                                4,237        4,293         6.45
  Over 1 through 5 years                       17,827       18,629         6.37
  Over 5 through 10 years                      24,557       25,985         6.09
  Over 10 years                                14,317       14,843         5.66
Other
  Over 1 through 5 years                          100          100         8.25
                                              -------      -------
                                             $121,959     $125,061         6.27%
                                              =======      =======         ====

At December 31, 1996 and 1995, securities, all of which were under the control of the Company, with carrying values of approximately $150.6 million and $145.1 million, respectively, were pledged to secure repurchase agreements, public and trust deposits and for other purposes as required by law. Amounts advanced under repurchase agreements represent short-term borrowings and are reflected as liabilities on the consolidated balance sheets.

5.  LOANS RECEIVABLE
The Company's lending activities are concentrated primarily in western Kentucky, southern Illinois, northwestern Tennessee and southeastern Missouri. The loan portfolio is well diversified and consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1996 and 1995, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans, although the geographical concentration is a necessary factor for regional banks.

Major classification of loans receivable are as follows:

December 31,                                                  1996         1995
_______________________________________________________________________________
(in thousands)

Commercial, financial and agricultural                    $120,283     $113,929
Real estate
  Construction                                              29,933       19,386
  Residential mortgage                                     421,129      364,607
  Commercial mortgage                                      174,576      158,429
Consumer, net of unearned income of $4,854 and
 $12,980 at December 31, 1996 and 1995                     289,653      255,975
Other                                                          855        1,463
                                                         ---------    ---------
                                                         1,036,429      913,789
Allowance for loan losses                                  (14,795)     (13,371)
                                                         ---------    ---------
                                                        $1,021,634     $900,418
                                                         =========    =========

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

Activity in the allowance for loan losses was as follows for the three-year period ended December 31, 1996:

Allowance for Loan Losses
Year Ended December 31,                          1996         1995         1994
_______________________________________________________________________________
(in thousands)

Balance at beginning of year                  $13,371      $12,188      $10,715
Allowance associated with loans acquired          481          ---          ---
Provision charged to expense                    2,664        2,167        1,723
Loans charged off                              (2,524)      (1,307)        (686)
Recoveries of loans
 previously charged off                           803          323          436
                                               ------       ------       ------
Net loans charged off                          (1,721)        (984)        (250)
                                               ------       ------       ------
Balance at end of year                        $14,795      $13,371      $12,188
                                               ======       ======       ======

Nonaccrual and renegotiated loans totaled $7.4 million and $4.7 million at December 31, 1996 and 1995, respectively. Beginning in 1995, loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest is not probable, or a delay in payments is expected, are evaluated for impairment.

Information regarding impaired loans at December 31, 1996 and 1995 is as follows:

Impaired Loans
December 31,                                                  1996         1995
_______________________________________________________________________________
(in thousands)

Recorded investment in impaired loans                       $4,454       $4,109
Less portion for which no allowance
 for loan losses is allocated                                  325          308
                                                            ------       ------
Portion of impaired loan balance for
 which an allowance for loan losses
 is allocated                                               $4,129       $3,801
                                                            ======       ======
Portion of allowance for loan losses
 allocated to the impaired loan balance                     $1,142         $829
                                                            ======       ======

Information regarding impaired loans is as follows for the years ended December 31, 1996 and 1995:

Impaired Loans
Year Ended December 31,                                       1996         1995
_______________________________________________________________________________
(in thousands)

Average investment in impaired loans                        $4,926       $4,258
Interest income recognized on
 impaired loans                                                488          378
Interest income recognized on
 impaired loans on cash basis                                    0            0

Certain officers and directors of the Company and its subsidiaries and certain corporations and individuals related to them are loan customers of the Company's subsidiary banks. The activity of these loans during the years ended December 31, 1996 and 1995 is summarized below. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. These loans did not involve more than the normal risk of collectibility, except for borrowing relationships totaling approximately $10.3 million which were internally classified by management in 1996 as potential problem loans because of apparent cash flow uncertainty.

Loans to Officers and Directors
Year Ended December 31,                                       1996         1995
_______________________________________________________________________________
(in thousands)

Balance at beginning of year                               $13,445      $11,825
Additions                                                    9,905        2,165
Repayments                                                    (743)        (631)
Changes in officer and director status                         400           86
                                                            ------       ------
Balance at end of year                                     $23,007      $13,445
                                                            ======       ======

6.  PREMISES AND EQUIPMENT
A summary of premises and equipment is as follows:

December 31,                                                  1996         1995
_______________________________________________________________________________
(in thousands)

Land                                                        $2,738       $2,394
Buildings                                                   19,580       18,421
Equipment                                                   14,544       12,432
Leasehold improvements                                         994          985
Construction in progress                                         0          764
                                                            ------       ------
                                                            37,856       34,996
Accumulated depreciation and amortization                  (18,480)     (16,770)
                                                            ------       ------
                                                           $19,376      $18,226
                                                            ======       ======

The amount of depreciation and amortization related to premises and equipment that was charged to operating expenses in 1996, 1995 and 1994 was $2,148,864 $1,857,202 and $1,650,659 respectively.

7.  DEPOSIT LIABILITIES
The aggregate amount of time deposits, each with a minimum balance of $100,000, was $102.5 million and $96.1 million at December 31, 1996 and 1995, respectively. Interest expense on time deposits over $100,000 was $5.3 million, $6.0 million and $4.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Also included in deposit liabilities were brokered time deposits of $15.5 million, $26.6 million and $21.4 million at December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the scheduled maturities of time deposits were as follows:

Time Deposit Maturities
For the years ending December 31,
__________________________________________________________________
(in thousands)

          1997                               $384,915
          1998                                145,454
          1999                                 38,410
          2000                                 26,168
          2001 and thereafter                  13,808
                                              -------
                                             $608,755
                                              =======

8.  SHORT-TERM BORROWINGS
Federal funds purchased, repurchase agreements and U.S. treasury notes generally represent borrowings with overnight maturities as do certain short-term advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Information pertaining to the subsidiary banks' short-term borrowings is summarized below:

Short-term Borrowings                            1996         1995         1994
_______________________________________________________________________________
(dollars in thousands)

Federal funds purchased
  Average balance                             $19,284      $13,414      $21,171
  Year end balance                             21,525       15,100       41,500
  Highest month-end balance                    33,100       35,000       41,500
  Average interest rate                          5.44%        6.07%        4.63%
  Year end interest rate                         6.40%        5.60%        6.12%
Repurchase agreements
  Average balance                             $28,041      $25,794      $22,702
  Year end balance                             28,415       23,869       21,567
  Highest month-end balance                    36,624       32,120       24,090
  Average interest rate                          4.48%        4.64%        3.50%
  Year end interest rate                         4.74%        4.05%        4.08%
Short-term FHLB advances
  Average balance                             $63,161      $46,733       $7,581
  Year end balance                             79,400       54,500       21,500
  Highest month-end balance                    83,700       54,500       21,500
  Average interest rate                          5.51%        6.19%        5.18%
  Year end interest rate                         5.54%        5.85%        6.16%
U.S. treasury notes
  Average balance                              $1,973           $0           $0
  Year end balance                              2,826            0            0
  Highest month-end balance                     4,899            0            0
  Average interest rate                          5.06%          --           --
  Year end interest rate                         5.16%          --           --

At December 31, 1996, the subsidiary banks had unsecured lines-of-credit for federal funds purchased from unaffiliated banks totaling $55.0 million, of which $33.5 million was undrawn and available, and total lines-of-credit for U.S. treasury notes of $9.0 million, of which $6.2 million was undrawn and available.

9.  LONG-TERM BORROWINGS
Information pertaining to the subsidiary banks' long-term borrowings is summarized below:

December 31,                                     1996         1995
___________________________________________________________________
(in thousands)

Federal Home Loan Bank advances                14,013        7,649
Employee Stock Ownership Plan debt                  0          108
                                               ------       ------
                                              $14,013       $7,757
                                               ======       ======
                                                                             49






The subsidiary banks obtain various short-term and long-term advances from the FHLB under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the subsidiary banks to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. At December 31, 1996, the subsidiary banks had secured lines-of-credit from FHLB totaling
$212.0 million, of which $118.6 million was undrawn and available. Of the long-term advances at December 31, 1996, all were at fixed interest rates ranging from 4.70% to 8.10%. FHLB advances are collateralized by the subsidiary banks' FHLB stock they are required to own, other securities in the approximate amount of $3.0 million and certain single-family first mortgage loans in the approximate amount of $313.5 million. As members of the FHLB system, the Company's subsidiary banks must hold a minimum of FHLB stock equal to one percent of home mortgage related assets. Additional FHLB stock ownership is required as the level of advances increase. The subsidiary banks are in compliance with the FHLB stock ownership requirements with a total required investment of $10.4 million at December 31, 1996. The long-term advances provide for scheduled monthly payments but may be prepaid at the option of the subsidiary banks with the payment of a premium.

One of the Company's subsidiaries was obligated to pay, through annual contri-butions and dividends to their Employee Stock Ownership Plan, a note payable to an unaffiliated financial institution. An original amount of $253,570 was borrowed in May 1991. The loan wassecured by the pledge of certain shares of the stock of the subsidiary. Interest was payable quarterly at the lender's prime rate less 0.50% which can be adjusted daily (9.75% at December 31, 1995). The note provided for annual principal payments of $25,357 and was paid off in October 1996.

Annual minimum principal repayment requirements for long-term borrowings for the years 1997 through 2001 are $484,250, $442,294, $477,638, $506,147 and $548,286,
respectively.

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These off-balance-sheet financial instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the financial instruments may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. Commitments to extend credit and standby letters of credit are subject to the same underwriting and collateral standards as on-balance-sheet items.

Contractual commitments to extend credit and standby letters of credit at December 31, 1996 and 1995 are summarized as follows:

Financial Instruments with
  Off-Balance-Sheet Risk
December 31,                                                  1996         1995
_______________________________________________________________________________
(in thousands)

Contractual commitments to extend credit                  $126,331     $115,788
Standby letters of credit                                   11,882       10,894

Of the total commitments to extend credit at December 31, 1996 and 1995, $1,000 and $99,072, respectively, represent fixed-rate loan commitments.

11.  EMPLOYEE BENEFITS
The Company maintains two noncontributory Employee Stock Ownership Plans (ESOP) and an employer matching 401(k) Plan. The plans cover substantially all of the Company's employees.

Employer contributions to the ESOPs are determined annually by the Company's board of directors and were $236,130, $215,360 and $201,696 for the years ended 1996, 1995 and 1994, respectively. The ESOPs' investments include 300,363 and 307,142 shares of the Company's common stock at December 31, 1996 and 1995, respectively. The fair value of the Company's common stock owned by the ESOPs was $7.3 million and $6.5 million at December 31, 1996 and 1995, respectively. Participants may elect to receive their benefits either in a lump-sum cash amount or in shares of the Company's stock.

Under the 401(k) Plan, participants may voluntarily contribute a percentage of their salary through payroll deductions. The Company is currently committed to make contributions to the 401(k) Plan annually in an amount equal to 100% of the first 3% contribution of each participant's base salary. For the years ended December 31, 1996, 1995 and 1994, the Company's required matching contribution amounted to $258,747, $243,924 and $225,583, respectively. Employees have several investment options in which contributions may be invested.

Post retirement benefits other than pensions are not provided for the Company's employees. Eligible retired employees may for a period of time maintain certain health care benefits through policies of the Company at the retired employee's expense. There was no cost for employee benefits for retired employees in 1996, 1995 and 1994.

12.  STOCKHOLDERS' EQUITY

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
In 1987, the Board of Directors of the Company adopted the Peoples First Corporation Share Owner Dividend Reinvestment and Stock Purchase Plan (DRIP), and amended the plan during 1994. The DRIP provides for the issuance of 1,203,930 shares of authorized but previously unissued common stock. On certain investment dates, shares may be purchased with all or a portion of reinvested dividends or with optional cash payments not to exceed $3,000. The price of shares purchased pursuant to the DRIP is the average market price reported by Nasdaq for the last five trading days of the month preceding the dividend payment month. At December 31, 1996, 756,032 shares were reserved for issuance under the DRIP. Shares issued under the DRIP totaled 74,717, 71,858 and 47,020 shares in 1996, 1995 and 1994, respectively.

STOCK OPTION PLAN
The Peoples First Corporation 1986 Stock Option Plan (Option Plan), as amended in 1994, authorizes the granting to key employees of the Company incentive stock options and nonqualified stock options to purchase common stock of the Company at market value at the time the options are granted. The Option Plan authorizes grants of options to purchase up to ten percent of the Company's outstanding common shares. The authorized number of option shares at December 31, 1996 was 999,960 of which 151,035 is available for further grant under the Option Plan. Shares sold under the Option Plan may be either unissued authorized shares or shares reacquired by the Company. Options granted are exercisable, subject to vesting and other requirements, at varying times from the first through the tenth year after the grant date. Optionees may exercise their options with cash or with shares of the Company's common stock.

The Company applies APB Opinion No. 25 in accounting for its Option Plan and, accordingly, no compensation cost has been recognized for stock option grants in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS 123, considering only options granted in 1996 and 1995, the Company's net income and net income per common share would have been the pro forma amounts indicated below. The full impact of calculating compensation cost for stock options under FAS 123 is not reflected because compensation cost is reflected over the options' vesting period of up to ten years and compensation cost for options granted prior to January 1, 1995 have not been considered.

Pro Forma Net Income
Year Ended December 31,                                       1996         1995
_______________________________________________________________________________
(in thousands, except per share data)

Net Income
  As reported                                              $17,164      $14,767
  Pro forma                                                 17,103       14,749

Net Income per Common Share
  As reported                                                 1.71         1.50
  Pro forma                                                   1.71         1.50

The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.92 and $5.03 on the date of grant using an option-pricing model (Black Scholes) with the following weighted-average assumptions: 1996 - 3.28% expected dividend yield, 24.63% expected volatility, 6.16% risk-free interest rate and eight year expected life; 1995 - 2.50% expected dividend yield, 23.21% expected volatility, 5.53% risk-free interest rate and ten year expected life. Outstanding stock options are considered common stock equivalents in the computation of net income per common share.
                                                                       Weighted
                                                                        average
                                                             Number    exercise
Stock Option Plan Activity                                of shares       price
_______________________________________________________________________________

Outstanding at December 31, 1993                           517,412        $8.86
  Granted                                                  104,186        21.23
  Exercised                                                (14,587)        5.93
  Forfeited                                                 (4,167)       14.04
                                                           -------
Outstanding at December 31, 1994                           602,844        11.04
  Granted                                                   43,549        21.32
  Exercised                                               (114,281)        7.67
  Forfeited                                                (25,051)       13.93
                                                           -------
Outstanding at December 31, 1995                           507,061        12.53
  Granted                                                   82,974        23.22
  Exercised                                                (12,740)        8.59
  Forfeited                                                (10,304)       19.56
                                                           -------
Outstanding at December 31, 1996                           566,991       $14.06
                                                           =======

At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $6.40 - $23.33 and 5.3 years, respectively. At December 31, 1996 and 1995, the number of shares subject to options that were exercisable was 329,709 and 289,754, respectively. At December 31, 1996 and 1995, the weighted average exercise price of exercisable shares was $9.44 and $8.65, respectively.

RETAINED EARNINGS RESTRICTION
In connection with the Company's savings bank subsidiaries conversion from mutual to stock form of ownership during 1991 and 1981, the subsidiaries restricted the amount of retained earnings at that date by establishing liquidation accounts equal to approximately $6.8 million for the purpose of granting to eligible depositors a priority in the event of future liquidation. Only in such an event, an eligible depositor who continues to maintain an account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

DIVIDEND LIMITATIONS
Payment of dividends by the subsidiary banks, which is the principal source of funds for payment of cash dividends by the Company to its shareholders, are subject to various national and/or state regulatory restrictions. At December 31, 1996, total retained earnings of the Company's direct subsidiaries was approximately $127.2 million, of which $26.4 million was available for payment of dividends without approval by the applicable regulatory authority.

REGULATORY CAPITAL
The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of the entity's assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. The Company's and subsidiary banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulators to ensure capital adequacy require the Company and subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Managements believes, as of December 31, 1996, that the Company and subsidiary banks meet all capital adequacy requirements to which they are subject.

As of November 27, 1995, the most recent notification from the Office of the Comptroller of the Currency categorized the Company's only significant subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the institutions' category.

The Company's and Peoples Bank's actual capital amounts and ratios are also presented in the following table. Totals of $3.7 million and $0.9 million were effectively deducted from capital for interest-rate risk in 1996 and 1995, respectively.



                                                                             For
Regulatory Capital                                    Actual              Adequa
December 31, 1996 and 1995                     Amount        Ratio       Amount
________________________________________________________________________________
(amounts in thousands)

As of December 31, 1996:
Total Capital to Risk Weighted Assets
  Company                                    $144,908        14.33%     $80,914
  Peoples Bank                                120,572        13.77       70,045
Tier I Capital to Risk Weighted Assets
  Company                                     132,986        13.15       40,457
  Peoples Bank                                109,920        12.55       35,022
Tier I Capital to Average Assets
  Company                                     132,986         9.55       55,688
  Peoples Bank                                109,920         9.42       46,690
As of December 31, 1995:
Total Capital to Risk Weighted Assets
  Company                                     129,141        14.23       72,584
  Peoples Bank                                111,707        13.71       65,183
Tier I Capital to Risk Weighted Assets
  Company                                     117,937        13.00       36,292
  Peoples Bank                                101,494        12.46       32,591
Tier I Capital to Average Assets
  Company                                     117,937         9.30       50,706
  Peoples Bank                                101,494         9.29       43,684

13.  INCOME TAXES
The current and deferred portions of income tax expense were as follows:

Year Ended December 31,                          1996         1995         1994
_______________________________________________________________________________
(in thousands)

Current taxes                                  $7,626       $6,762       $6,397
Deferred taxes                                    352         (316)        (932)
                                                -----        -----        -----
Income tax expense                             $7,978       $6,446       $5,465
                                                =====        =====        =====

The following is a reconciliation between the amount of income tax expense and the amount of tax computed by applying the statutory Federal income tax rates:

Year Ended December 31,                          1996         1995         1994
_______________________________________________________________________________
(in thousands)

Tax computed at statutory rates                $8,800       $7,425       $6,407
Increase (decrease) in taxes
  resulting from:
    Tax-exempt income                          (1,266)      (1,328)      (1,413)
    Goodwill amortization                         308          290          290
    Other, net                                    136           59          181
                                                -----        -----        -----
Income tax expense                             $7,978       $6,446       $5,465
                                                =====        =====        =====

Not all temporary differences are accounted for through income tax expense on the consolidated statements of income. The tax effects of temporary differences, that give rise to significant elements of the deferred tax assets and deferred tax liabilities are as follows:

December 31,                                                  1996         1995
_______________________________________________________________________________
(in thousands)

Deferred tax assets:
  Allowance for loan losses                                 $4,871       $4,272
  Deferred compensation                                        487          431
  Other real estate owned                                        0          181
  Other                                                        111           74
                                                             -----        -----
                                                             5,469        4,958
Deferred tax liabilities:
  Unrealized security gain                                     (35)        (125)
  Stock dividends on securities                               (675)        (405)
  Accrued interest income                                      (31)         (89)
  Premises and equipment                                    (1,346)      (1,335)
  Other                                                       (439)         (48)
                                                             -----        -----
                                                            (2,526)      (2,002)
                                                             -----        -----
Net deferred tax assets                                     $2,943       $2,956
                                                             =====        =====

Deferred tax assets have not been reduced by a valuation allowance. Based on the weight of available evidence, management believes it is more likely than not all of the deferred tax assets will be realized. Neither current or deferred taxes have been provided for approximately $2.5 million of income at December 31, 1996 and 1995 which represents allocations for bad debt deductions for tax purposes only. Under existing tax regulations, if the amounts that qualify for Federal income tax purposes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to Federal income tax at the then current corporate rate.

14.  CONTINGENCIES

In the ordinary course of business, there are various legal proceedings pending against the Company and its subsidiaries. Management, after consultation with legal counsel, is of the opinion that the ultimate resolution of these precedings will have no material effect on the consolidated financial condition or results of operations of the Company.

15.  SUPPLEMENTAL INCOME STATEMENT INFORMATION
Details of noninterest income and noninterest expense are as follows:

Noninterest Income
Year Ended December 31,                          1996         1995         1994
_______________________________________________________________________________
(in thousands)

Service fees on deposits                       $4,767       $4,396       $4,201
Net securities gains                                0          178           62
Trust department fees                           1,330        1,220        1,181
Insurance commissions                             578          664          470
Other income                                    1,860        1,486        1,162
                                                -----        -----        -----
                                               $8,535       $7,944       $7,076
                                                =====        =====        =====


Noninterest Expense
Year Ended December 31,                          1996         1995         1994
_______________________________________________________________________________
(in thousands)

Salaries                                      $13,854      $13,302      $12,370
Employee benefits                               2,500        2,411        2,450
Occupancy expense                               1,814        1,769        1,677
Equipment expense                               2,171        1,885        1,665
FDIC insurance expense                          1,637        1,338        2,250
Data processing expense                         2,590        2,245        2,187
Bankshare taxes                                 1,533        1,349        1,365
Goodwill amortization                             879          830          830
Other expense                                   7,865        7,029        7,518
                                               ------       ------       ------
                                              $34,843      $32,158      $32,312
                                               ======       ======       ======

16.  PARENT COMPANY FINANCIAL INFORMATION
Following are condensed balance sheets of Peoples First Corporation (parent company only) as of December 31, 1996 and 1995, and the related condensed statements of income and cash flows for the years ended 1996, 1995 and 1994:

Condensed Balance Sheets
December 31,                                     1996         1995
__________________________________________________________________
(in thousands)

ASSETS
Cash in subsidiary bank                        $3,329         $797
Investment in subsidiary banks                141,257      127,105
Other assets                                      320          556
                                              -------      -------
                                             $144,906     $128,458
                                              =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued expenses and other liabilities           $357         $286

Stockholders' equity
Common stock                                    7,812        7,207
Surplus                                        69,691       53,269
Retained earnings                              66,762       66,878
Unrealized net gain on
  securities held for sale                        284          926
Debt on ESOP shares                                 0         (108)
                                              -------      -------
                                              144,549      128,172
                                              -------      -------
                                             $144,906     $128,458
                                              =======      =======

Common shares issued and outstanding            9,999        9,686

Condensed Statements of Income
Year Ended December 31,                          1996         1995         1994
_______________________________________________________________________________
(in thousands)

INCOME
Dividends from subsidiary banks                $9,100       $5,078      $10,878
Other income                                        3            3           11
                                               ------       ------       ------
                                                9,103        5,081       10,889
EXPENSE
Interest expense                                   11           44          385
Legal and accounting fees                         217          284          571
Other expense                                     390          378          654
                                               ------       ------       ------
                                                  618          706        1,610
                                               ------       ------       ------
Income before income tax benefit
  and equity in undistributed
  income of subsidiary banks                    8,485        4,375        9,279
Income tax benefit                                200          164          385
Income before equity in                        ------       ------       ------
  undistributed income
  of subsidiary banks                           8,685        4,539        9,664
Equity in undistributed
  income of subsidiary banks                    8,479       10,228        3,461
                                               ------       ------       ------
NET INCOME                                    $17,164      $14,767      $13,125
                                               ======       ======       ======

Condensed Statement of Cash Flows
Year Ended December 31,                          1996         1995         1994
_______________________________________________________________________________
(in thousands)

OPERATING ACTIVITIES
Net income                                    $17,164      $14,767      $13,125
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Equity in undistributed
     income of subsidiaries                    (8,479)     (10,228)      (3,461)
    Amortization and other, net                   137         (271)         134
Net Cash Provided by                           ------       ------       ------
  Operating Activities                          8,822        4,268        9,798

FINANCING ACTIVITIES
Proceeds from notes payable                         0            0        3,800
Repayments of notes payable                         0       (1,530)     (11,859)
Proceeds from issuance of common stock            696        1,418          495
Repurchase of common stock                     (1,882)           0            0
Cash dividends paid                            (5,104)      (3,851)      (2,698)
                                               ------       ------       ------
Net Cash Used by Financing Activities          (6,290)      (3,963)     (10,262)

Net Increase (Decrease) in Cash                 2,532          305         (464)
  and Cash Equivalents
Cash and Cash Equivalents at
  Beginning of Year                               797          492          956
                                               ------       ------       ------
Cash and Cash Equivalents at End of
  Year                                         $3,329         $797         $492
                                               ======       ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                     $0          $53         $405
Cash received for income taxes                   (558)        (345)        (711)

NONCASH INVESTING AND FINANCING TRANSACTIONS
Dividends reinvested                            1,065          753          542

17.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
To value financial instruments for both on- and off-balance sheet assets and liabilities where it is practicable to estimate that value, quoted market prices are utilized by the Company where readily available. If quoted market prices are not available, fair values are based on estimates using present value and other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

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

UNRECOGNIZED FINANCIAL INSTRUMENTS
No fair value of loan commitments is presented since the Company does not generally collect fees for loan commitments. The fair value of guarantees and letters of credit is based on equivalent fees that would be charged for similar agreements and is less than $100,000 for 1996 and 1995.

The book values and estimated fair values for financial instruments as of December 31, 1996 and 1995 are reflected below.

Financial Instruments
December 31, 1996                                       Book value   Fair value
_______________________________________________________________________________
(in thousands)

Financial Assets
Cash and due from banks                                    $43,285      $43,285
Securities held for sale                                   182,352      182,352
Securities held for investment                             121,959      125,061
Loans held for sale                                          1,886        1,886
Loans receivable, net                                    1,021,634    1,063,034
Accrued interest receivable                                  9,850        9,850

Financial Liabilities
Deposits                                                 1,115,253    1,118,860
Short-term borrowings                                      132,167      132,167
Long-term borrowings                                        14,013       13,854
Accrued interest payable                                     6,297        6,297


Financial Instruments
December 31, 1995                                       Book value   Fair value
_______________________________________________________________________________
(in thousands)

Financial Assets
Cash and due from banks                                    $37,524      $37,524
Securities held for sale                                   146,322      146,322
Securities held for investment                             160,320      165,042
Loans held for sale                                            708          708
Loans receivable, net                                      900,418      944,214
Accrued interest receivable                                  9,392        9,392

Financial Liabilities
Deposits                                                 1,047,104    1,055,235
Short-term borrowings                                       93,469       93,469
Long-term borrowings                                         7,757        7,721
Accrued interest payable                                     6,875        6,875

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 1996, 1995 and 1994 and in the subsequent interim period, there has been no change in, or disagreements on accounting matters with, the Company's independent auditors.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to all directors and all persons nominated to become directors of the registrant appearing in the table and footnotes on pages 3 through 6 and the first narrative paragraph on page 8 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 24, 1997, is incorporated herein by reference.

The following table provides information as of December 31, 1996, with respect to the executive officers of the registrant:

                                                                      Shares of
                                                                   common stock
Executive Officers                                     Officer     beneficially
Name and age             Principal positions             since            owned
_______________________________________________________________________________

Aubrey W. Lippert,       Chairman of the Board,           1983       222,537(1)
age 56                   President and Chief
                         Executive of the registrant;
                         Chairman of the Board and
                         Chief Executive Officer of
                         Peoples Bank

Allan B. Kleet,          Principal Accounting Officer,    1986        77,705(2)
age 48                   Treasurer and Director of
                         the registrant

George Shaw,             Director and President of        1993         9,044(3)
age 51                   Peoples Bank; formerly Presi-
                         dent and Chief Executive Officer
                         of Bowling Green Bank & Trust
                         Company (1982-05/93)


(1) Represents 2.1% of the class of stock. Includes 133,871 shares subject to currently exercisable stock options, and 210 shares held by Mr. Lippert as custodian, and 24,277 shares held in Mr. Lippert's ESOP account for which he has voting but no dispositive power.

(2) Represents less than 1.0% of the class of stock. Includes 753 shares held individually by Mr. Kleet's wife, 71,530 shares subject to currently exercisable stock options and 3,825 shares held in Mr. Kleet's ESOP account for which he has voting but no dispositive power.

(3) Represents less than 1.0% of the class of stock. Includes 8,764 shares subject to currently exercisable stock options and 49 shares held in Mr. Shaw's ESOP account for which he has voting but no dispositive power.

Item 11.  EXECUTIVE COMPENSATION

The information concerning compensation appearing on pages 9 through 12 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 24, 1997, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to any person who is known to the registrant to be the beneficial owner of more than five percent of any class of the registrant's voting securities appearing in the tables and footnotes on page 2 and pages 3 through 6 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 24, 1997, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on pages 6 through 8 of Peoples First Corporation's definitive proxy statement, filed with the Securities and Exchange Commission on March 24, 1997, is incorporated herein by reference.


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

          (10.1)Peoples First Corporation 1986 Stock Option Plan is
                incorporated herein by reference to Exhibit 10 to Form
                10-Q/A for the quarter ended March 31, 1994.
                                                                             65






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

          (21)  Subsidiaries of Registrant.

          (23) Consent of KPMG Peat Marwick LLP, independent public accountants.

          (27)  Financial Data Schedules (SEC use only).

          (99)  Undertakings.

     (b)  Reports on Form 8-K

          Peoples First Corporation filed a current report on Form
          8-K dated January 21, 1997 on January 21, 1997 to report the Board of Director's declaration of a 5% stock dividend payable March 20, 1997 to shareholders of record on February 21, 1997;





















                                                                             66






SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PEOPLES FIRST CORPORATION


                              Date:  03/25/97     /s/ Aubrey W. Lippert
                                                  Aubrey W. Lippert
                                                  President and Chairman
                                                  of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dated indicated.


Signature                          Title                              Date
_____________________              ______________________             ________


/s/ Aubrey W. Lippert              President and Chairman             03/25/97
Aubrey W. Lippert                  of the Board


/s/ Allan B. Kleet                 Principal Accounting Officer       03/25/97
Allan B. Kleet


/s/ Walter L. Apperson             Director                           03/25/97
Walter L. Apperson


/s/ Glen Berryman                  Director                           03/25/97
Glen Berryman


/s/ William R. Dibert              Director                           03/25/97
William R. Dibert


/s/ Joe Dick                       Director                           03/25/97
Joe Dick


/s/ Richard E. Fairhurst, Jr.      Director                           03/25/97
Richard E. Fairhurst, Jr.


/s/ William Rowland Hancock        Director                           03/25/97
William Rowland Hancock
                                                                             67






Signature                          Title                              Date
_____________________              ______________________             ________


/s/ James T. Holloway              Director                           03/25/97
James T. Holloway


/s/ Dennis W. Kirtley              Director                           03/25/97
Dennis W. Kirtley


/s/ Joe Harry Metzger              Director                           03/25/97
Joe Harry Metzger


/s/ Jerry L. Page                  Director                           03/25/97
Jerry L. Page


/s/ Rufus E. Pugh                  Director                           03/25/97
Rufus E. Pugh


/s/ Neal H. Ramage                 Director                           03/25/97
Neal H. Ramage


/s/ Allan Rhodes, Jr.              Director                           03/25/97
Allan Rhodes, Jr.


/s/ Mary Warren Sanders            Director                           03/25/97
Mary Warren Sanders


/s/ Victor F. Speck, Jr.           Director                           03/25/97
Victor F. Speck, Jr.


/s/ C. Steve Story                 Director                           03/25/97
C. Steve Story











                                                                             68






INDEX TO EXHIBITS                                                          Page


(21) Subsidiaries of Registrant                                              70

(23)   Consent of KPMG Peat Marwick LLP, independent public
       accountants                                                           71

(27)   Financial Data Schedules (SEC only)                                   72

(99)   Undertakings                                                          74










































                                                                             69