Form 10-Q
period 1997-03-31
PEOPLES FIRST CORP
filed 1997-05-05
CIK 718077

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended March 31, 1997
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of March 31, 1997: Common stock, no par value - 10,005,059 shares outstanding.
























INDEX                                                                      Page



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1997,
         March 31, 1996 and December 31, 1996                                 3

         Consolidated Statements of Income - Three Months
         Ended March 31, 1997 and 1996                                        4

         Consolidated Statement of Changes in Stockholders'
         Equity - Three Months Ended March 31, 1997                           5

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1997 and 1996                                        6

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   25

Item 2.  Changes in Securities                                               25

Item 3.  Defaults on Senior Securities                                       25

Item 4.  Submission of Matters to a Vote of Securities Holders               25

Item 5.  Other Information                                                   26

Item 6.  Exhibits and Reports on Form 8-K                                    26


         Signatures                                                          27









                                                                              2







                                                     March 31,      December 31,
CONSOLIDATED BALANCE SHEETS                      1997         1996         1996
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $33,135      $41,750      $43,285
Securities held for sale                      196,572      158,749      182,352
Securities held for investment                111,236      151,794      121,959
Loans held for sale                             1,784        1,235        1,886
Loans receivable, net                       1,036,701      899,468    1,021,634
Excess of cost over net assets
 of purchased subsidiaries                     10,341        9,040       10,586
Premises and equipment                         19,201       18,302       19,376
Other assets                                   17,516       16,099       16,686
                                            ---------    ---------    ---------
                                           $1,426,486   $1,296,437   $1,417,764
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $85,874      $79,096      $85,376
  Interest-bearing transaction accounts       335,887      304,054      335,977
  Savings deposits                             85,509       85,558       85,145
  Time deposits                               615,016      577,918      608,755
                                            ---------    ---------    ---------
                                            1,122,286    1,046,626    1,115,253
Short-term borrowings                          92,052      101,461      132,167
Long-term borrowings                           54,207        7,575       14,013
Other liabilities                              11,886       10,784       11,782
                                            ---------    ---------    ---------
     Total liabilities                      1,280,431    1,166,446    1,273,215

Stockholders' Equity
  Common stock                                  7,816        7,201        7,812
  Surplus                                      69,820       53,707       69,691
  Retained earnings                            69,358       69,090       66,762
  Unrealized net gain (loss) on
   securities held for sale                      (939)          32          284
  Debt on ESOP shares                               0          (39)           0
                                            ---------    ---------    ---------
                                              146,055      129,991      144,549
                                            ---------    ---------    ---------
                                           $1,426,486   $1,296,437   $1,417,764
                                            =========    =========    =========


Fair value of securities held
 for investment                              $113,131     $154,995     $125,061
Common shares issued and outstanding           10,005        9,679        9,999



See accompanying notes to consolidated financial statements.                  3






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF INCOME                             1997         1996
_______________________________________________________________________________
(in thousands, except per share data)

INTEREST INCOME
Interest and fees on loans                                 $23,360      $20,836
Taxable interest on securities                               4,066        3,876
Nontaxable interest on securities                              926          996
Interest on short-term investments                              39           37
                                                            ------       ------
                                                            28,391       25,745
INTEREST EXPENSE
Interest on deposits                                        12,164       11,343
Other interest expense                                       1,971        1,404
                                                            ------       ------
                                                            14,135       12,747
                                                            ------       ------
Net Interest Income                                         14,256       12,998
Provision for Loan Losses                                      839          577
                                                            ------       ------
Net Interest Income after
 Provision for Loan Losses                                  13,417       12,421

Noninterest Income                                           2,417        2,015
Noninterest Expense                                          9,145        8,326
                                                            ------       ------
Income Before Income Tax Expense                             6,689        6,110
Income Tax Expense                                           2,191        1,955
                                                            ------       ------
NET INCOME                                                  $4,498       $4,155
                                                            ======       ======

Net Income per Common Share                                  $0.44        $0.42
Cash Dividend per Common Share                                0.19         0.14
Average Common Shares Outstanding                           10,252        9,961
















See accompanying notes to consolidated financial statements.                  4






                                                                                  Unrealized
                                                                                    net gain
CONSOLIDATED STATEMENTS OF CHANGES             Common                  Retained    (loss) on
 IN STOCKHOLDERS' EQUITY                        stock      Surplus     earnings   securities        Total
_________________________________________________________________________________________________________
(in thousands, except per share data)

BALANCE AT JANUARY 1, 1997                     $7,812      $69,691      $66,762         $284     $144,549
Net income                                                                4,498                     4,498
Cash dividends declared
  Common ($0.19 per share)                                               (1,902)                   (1,902)
Stock issued pursuant to shareholder
 and employee plans                                14          415                                    429
Common stock repurchased                          (10)        (286)                                  (296)
Change in unrealized net gain
 (loss) on securities held for sale                                                   (1,223)      (1,223)
                                               ------       ------       ------       ------      -------
BALANCE AT MARCH 31, 1997                      $7,816      $69,820      $69,358        ($939)    $146,055
                                               ======       ======       ======       ======      =======

































See accompanying notes to consolidated financial statements.                  5




                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1997         1996
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                  $4,498       $4,155
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              892          729
    Net premium amortization                                    43          220
    Provision for loan losses                                  839          577
    Net (increase) decrease in loans held for sale             102         (527)
    Provision for deferred income taxes                       (153)        (272)
    Other, net                                                  64         (870)
                                                            ------       ------
Net Cash Provided by Operating Activities                    6,285        4,012

INVESTING ACTIVITIES
Proceeds from maturities, calls and prepay-
  ments of securities held for sale                          8,653        3,980
Proceeds from maturities, calls and prepay-
  ments of securities held for investment                   12,659        9,830
Purchase of securities held for sale                       (24,615)     (17,792)
Purchase of securities held for investment                  (1,939)      (1,362)
Net (increase) decrease in loans                           (16,111)         333
Purchases of premises and equipment                           (425)        (596)
                                                            ------       ------
Net Cash Used by Investing Activities                      (21,778)      (5,607)























See accompanying notes to consolidated financial statements.                  6






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1997         1996
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                          7,032         (478)
Net increase (decrease) in short-term borrowings           (40,114)       7,992
Proceeds from long-term borrowings                          40,500            0
Repayments of long-term borrowings                            (306)        (182)
Proceeds from issuance of common stock                         113          228
Repurchase of common stock                                    (296)        (649)
Cash dividends paid                                         (1,586)      (1,090)
                                                            ------       ------
Net Cash Provided by Financing Activities                    5,343        5,821
                                                            ------       ------
Cash and Cash Equivalents
  Increase (Decrease)                                      (10,150)       4,226
  Beginning of Year                                         43,285       37,524
                                                            ------       ------
  End of Period                                            $33,135      $41,750
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $14,148      $13,896
Cash paid for income tax                                         0        1,224

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net            (205)         (40)
Dividends reinvested                                           317          228






















See accompanying notes to consolidated financial statements.                  7








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

The accounting policies and reporting practices of the Company are based upon generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets and liabilities and the results of operations. Estimates and assumptions involve future events and may change. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE B - SECURITIES HELD FOR SALE AND INVESTMENT
At acquisition, securities are classified into one of three categories: trading, held for sale or investment. Trading securities are bought and held principally with the intention of selling them in the near term. The Company currently has no trading securities. Securities that are being held for indefinite periods of time, including securities that management intends to use as a part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, to meet liquidity needs, the need to increase regulatory capital or other similar factors, are classified as securities held for sale and are stated at fair value. Fair value is based on market prices quoted in financial publications or other independent sources. Net unrealized gains or losses are excluded from earnings and reported, net of applicable income taxes, as a separate component of stockholders' equity until realized. Securities for which the Company has the ability and positive intent to hold until maturity are classified as securities held for investment and are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income on the level-yield method.

Mortgage-backed securities represent a significant portion of the security portfolios. Amortization of premiums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


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

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest is not probable, or a delay in payments is expected, are evaluated for impairment. The Company measures and reports impaired loans that are within the scope of FAS 114 at either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or fair value of the underlying collateral if the loan is collateral dependent. Information regarding impaired loans at March 31, 1997 and 1996 and December 31, 1996 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


Impaired Loans                                       March 31,      December 31,
March 31,                                        1997         1996         1996
_______________________________________________________________________________
(in thousands)

Balance of impaired loans                      $4,571       $4,602       $4,454
Less portion for which no allowance
 for loan losses is allocated                     191            0          325
                                               ------       ------       ------
Portion of impaired loan balance for
 which an allowance for loan losses
 is allocated                                  $4,380       $4,602       $4,129
                                               ======       ======       ======
Portion of allowance for loan losses
 allocated to the impaired loan balance        $1,338       $1,047       $1,142
                                               ======       ======       ======


                                                             Three Months Ended
                                                                  March 31,
Impaired Loans                                                1997         1996
_______________________________________________________________________________
(in thousands)

Average investment in impaired loans                        $4,513       $4,525
Interest income recognized on
 impaired loans                                                103          106
Interest income recognized on
 impaired loans on cash basis                                    0            0


NOTE E - EXCESS OF COST OVER NET ASSETS OF PURCHASED SUBSIDIARIES
Net assets of subsidiaries acquired in purchase transactions are recorded at fair value at the date of acquisition. The excess of cost over net assets acquired is amortized by systematic charges in the consolidated statements of income over the period benefited. Management evaluates the periods of amortization continually to determine whether later events and circumstances warrant revised estimates. Currently, amortization is provided on a straight-line basis over fifteen years. Accumulated amortization was $4.0 million at March 31, 1997, $3.4 million at March 31, 1996 and $4.1 million December 31, 1996. Amortization expense was $244,431 and $207,430, respectively, for the three months ended March 31, 1997 and 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


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

NOTE F - STOCK OPTION PLAN
The Peoples First Corporation 1986 Stock Option Plan (Option Plan), as amended in 1994, authorizes the granting to key employees of the Company incentive stock options and nonqualified stock options to purchase common stock of the Company at market value at the time the options are granted. Shares sold under the Option Plan may be either unissued authorized shares or shares reacquired by the Company. Options granted are exercisable, subject to vesting and other requirements, at varying times from the first through the tenth year after the grant date. Optionees may exercise their options with cash or with shares of the Company's common stock. At March 31, 1997, a total of 151,581 shares are reserved for grants of options. Outstanding stock options are considered common stock equivalents in the computation of net income per common share.

NOTE G - PER COMMON SHARE DATA
Share and per share information have been adjusted to give effect to 5% stock dividends declared in January 1997 and January 1996. Net income per common share is determined by dividing net income by the weighted average number of common shares outstanding and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for the three months ended March 31, 1997 and 1996 were 10,252,282 and 9,960,843, respectively. Common stock equivalents have no material dilutive effect.

During February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 establishes standards for computing and presenting earnings per share (EPS). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Dual presentation of basic and diluted EPS is required on the face of the statement of income for entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management does not expect the adoption of FAS 128 to have a material effect on the Company's results of operations since common stock equivalents are not currently a significant factor in the calculation of EPS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


NOTE H - CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks to be cash equivalents.

NOTE I - BUSINESS COMBINATIONS
On August 30, 1996, the Company consummated the purchase acquisition of Guaranty Federal Savings Bank (Guaranty) of Clarksville, Tennessee. The Company acquired all of the outstanding shares of Guaranty in exchange for 315,002 shares of the Company's common stock.

Guaranty's three locations in Clarksville, Tennessee, are immediately southeast of the market area served by the Company's other subsidiary banks. Immediately prior to the acquisition, Guaranty had total assets of approximately $55.9 million and stockholders' equity of $3.2 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS
_______________________________________________________________________________


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

Headquartered in Paducah, Kentucky, the Company is a bank and savings and loan holding company registered with the Federal Reserve Board. The Company's market area is primarily western Kentucky and the surrounding interstate area. The Company's one commercial bank subsidiary and two savings bank subsidiaries operate principally in a single business segment offering general commercial, consumer and savings bank services through 28 banking offices. Commercial banking services, mortgage banking and consumer financing are all activities the Company considers to be their one business segment.


EARNING ASSETS
Average earning assets of the Company for the first three months of 1997 increased 10.5%, or $128.8 million to $1,352.3 million from $1,223.5 million for the first three months of 1996. Excluding the effect of the savings bank acquisition in the third quarter of 1996, the increase was 5.9%, or $72.5 million. This compares to average earning asset growth of 6.8% for the first quarter of 1996 over the first quarter of 1995. A consistently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 95.5% and 95.2% for the first three months of 1997 and 1996, respectively.

                                                             Three Months Ended
Table 1                                                           March 31,
Average Earning Assets                                        1997         1996
_______________________________________________________________________________
(dollars in thousands)

Total average earning assets                            $1,352,268   $1,223,473
Percent of average earning assets
  Loans                                                       77.0%        74.8%
  Securities                                                  22.8         25.0
  Other earning assets                                         0.2          0.2

The Company's primary business is making real estate, consumer and commercial loans. Loans are the Company's primary earning asset and management believes the Company should be a prominent lender. Average loans for the first three months of 1997 were 77.0% of total average earning assets, up from 74.8% for the first three months of 1996. Loan growth, while still strong, has slowed from previous levels. Average loans for the first quarter of 1997 increased 13.8%, or $126.0 million to $1,040.4 million from $914.4 million for the first quarter of 1996. Excluding the effect of the savings bank acquisition in the third quarter of 1996, the increase was 8.5%. Average loans for the first quarter of 1996 increased 11.5%, or $94.4 million from $820.0 million for the first quarter of 1995. The Company primarily directs lending activities to its regional market. Management has focused on retail lending and the growth of residential real estate mortgage loans over the last three years.

Table 2                                              March 31,      December 31,
Types of Loans                                   1997         1996         1996
_______________________________________________________________________________
(in thousands)

Real estate
  Residential mortgage                       $420,987     $363,987     $421,129
  Commercial mortgage                         187,234      157,952      174,576
  Construction                                 28,242       17,201       29,933
Consumer, net                                 289,806      261,991      289,653
Commercial, financial
  and agricultural                            124,844      110,510      120,283
Other                                             708        1,497          855
                                            ---------    ---------    ---------
                                            1,051,821      913,138    1,036,429
Allowance for loan losses                     (15,120)     (13,670)     (14,795)
                                            ---------    ---------    ---------
                                           $1,036,701     $899,468   $1,021,634
                                            =========    =========    =========

Average total securities for the first quarter of 1997 increased 0.8%, or $2.5 million to $308.6 million from $306.1 million for the first quarter of 1996. Excluding the effect of the savings bank acquisition in the third quarter of 1996, average total securities decreased 1.6%. Average total securities for the first quarter of 1996 decreased 5.6%, or $18.1 million from $324.2 million for the first quarter of 1995. Management intends to continue the trend of further leveraging stockholders' equity without creating excessive interest rate risk, through reduction in the amount of loan funding derived from securities activities.

FUNDING
The most important and stable source of funding is core deposits, considered by management to include demand deposits, interest-bearing transaction accounts, saving deposits and time deposits under $100,000. Average core deposits for the first three months of 1997 increased 6.8%, or $64.2 million to $1,008.5 million from $944.3 million for 1996. Excluding the savings bank acquisition, the increase was 3.9%, or $33.7 million. Management plans to increase reliance on non-core funding. The Company's subsidiaries have obtained various short-term and long-term advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the banks to borrow additional funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Additional funding totaling approxi-mately $154.5 million is available at March 31, 1997 from undrawn federal funds purchased, lines of credit for U. S. treasury notes and FHLB advances.

                                                             Three Months Ended
Table 3                                                           March 31,
Average Interest-bearing Liabilities                          1997         1996
_______________________________________________________________________________
(dollars in thousands)

Total average interest-bearing
 liabilities                                            $1,172,403   $1,065,027
Percent of average total interest-
 bearing liabilities
   Interest-bearing core deposits                             78.8%        81.1%
   CDs of $100,000 or more                                     7.4          6.6
   Brokered deposits                                           1.3          2.5
   Short-term borrowings                                      10.4          9.0
   Long-term borrowings                                        2.0          0.7
   Other                                                       0.1          0.1


NONPERFORMING ASSETS AND RISK ELEMENTS
The Company's loan underwriting guidelines, credit review procedures and policies are designed to protect the Company from avoidable credit losses. Some losses although inevitably occur. The Company's process for monitoring loan quality includes detailed, monthly analyses of delinquencies, nonperforming assets and potential problem loans from each subsidiary bank. Management extensively monitors credit policies, including policies related to appraisals, assessing the financial condition of borrowers, restrictions on out-of-area lending and avoidance of loan concentrations.

The level of nonperforming assets at March 31, 1997 remains relatively low. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 1997, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

Nonperforming assets were $3.4 million higher at March 31, 1997 than at March 31, 1996. As a percentage of total loans and other real estate, nonperfroming assets were down slightly during the last three months. There are generally good economic conditions in the market area and management believes the Company's comprehensive loan administration and workout procedures are adequate to manage these credit risks. During the last five years, the allowance for loan losses coverage of nonperforming assets has always been greater than 100%.

Table 4                                              March 31,      December 31,
Nonperforming Assets                             1997         1996         1996
_______________________________________________________________________________
(dollars in thousands)

Nonaccrual loans                               $6,195       $2,435       $4,680
Loans past due ninety days                      2,014        1,873        4,710
Renegotiated loans                              2,669        2,837        2,707
Other real estate owned                           310          673           90
                                               ------       ------       ------
                                              $11,188       $7,818      $12,187
                                               ======       ======       ======
Ratios:
Nonperforming assets to total
 loans and other real estate                     1.06%        0.86%        1.18%
Allowance for loan losses to
 nonperforming assets                             135%         175%         121%


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. Since December 31, 1996, loans that have been identified that may become nonperforming in the future have increased $2.9 million. At March 31, 1997, loans with a total principal balance of $29.3 million were considered potential problem loans, compared to $15.8 million at March 31, 1996. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

The banking industry is currently experiencing an increase in consumer delinquencies and chargeoffs. Management expects the Company's level of chargeoffs and nonperforming assets to remain relatively high during 1997 compared to prior periods due to cyclical nature of consumer credit.


CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. The board of directors develops and reviews the capital goals and policies of the consolidated entity and subsidiary banks. The Company's capital policies are designed to retain sufficient amounts for healthy financial ratios and to maintain, at a minimum, a capital position that meets the federal regulators' well capitalized classification. Stockholders' equity was 10.2% of assets at March 31, 1997, up from 10.0% at March 31, 1996. Exclusive of the $1.2 million decrease in the unrealized net gain on securities held for sale, net of applicable income taxes, stockholders' equity increased $2.7 million, or 7.7% (annualized), during the first three months of 1997. This compares to an increase, exclusive of the $0.9 million decrease in the unrealized net loss on securities held for sale, net of applicable income taxes, of $2.7 million, or 8.6% (annualized), during the same 1996 period. Based upon the nature and makeup of their current businesses, growth expectations, stock repurchase program and dividend increases, management expects all of the reporting entities' capital ratios to continue to exceed regulatory requirements.

The capital base has been strengthened through earnings retention and the issuance of common stock. The earnings retention rate, which the board of directors adjusts through declaration of cash dividends, was 56.8% for the first quarter of 1997, compared to 66.7% for the first quarter of 1996. The quarterly cash dividend was raised to $0.136 per share in the third quarter of 1995, to $0.152 per share in the second quarter of 1996 and to $0.190 per share in the fourth quarter of 1996. Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At March 31, 1997, approximately $25.2 million, compared to $20.8 million at March 31, 1996, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards.

The sale of common stock through shareholder and employee plans increased capital $429,248 and $456,262, respectively, in the first quarter of 1997 and 1996. In the first quarter of 1996, the board of directors approved the purchase of up to 400,000 shares of the Company's common stock in the open market. During the first quarter of 1997, 12,202 shares were purchased for $296,121, compared to 31,262 shares purchased for $648,907 during the first quarter of 1996.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8.0%. The minimum Tier I capital to risk-adjusted assets is 4.0%. The Company's total capital and Tier I capital to risk-adjusted assets ratio was 14.36% and 13.19%, respectively, at March 31, 1997 compared with 14.84% and 13.63%, respectively at March 31, 1996. The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of Tier I capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.
The guidelines require a minimum leverage ratio of 3.0% for companies that meet certain specified criteria. The Company's leverage ratio was 9.68% at March 31, 1997, compared with 9.48% at March 31, 1996.

The Federal Deposit Insurance Act requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. As of March 31, 1997, all of the Company's insured depository institutions met the criteria to be classified as "well capitalized".

RESULTS OF OPERATIONS
Net income for the first quarter increased 7.1% in 1997, reaching $4.5 million, compared to $4.2 million in 1996. Net income per common share for the first quarter increased 4.8% to $0.44 in 1997, compared to $0.42 for 1996. Results for the first quarter were impacted by increased loan volume and improved noninterest income offset by higher provision for loan losses and noninterest expense.

Return on average stockholders' equity for the first three months of 1997 and 1996 was 12.57% and 12.95%, respectively. Return on average assets for the first three months of 1997 and 1996 was 1.29% and 1.31%, respectively.

NET INTEREST INCOME
The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on assets and rates paid on liabilities (interest-rate spread) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.

For the three months ended March 31, 1997, net interest income, on a tax-equivalent (TE) basis, increased 8.9%, or $1.2 million to $14.7 million compared to $13.5 million for the three months ended March 31, 1996. The 1997 increase was attributed to increased volume of earning assets, while volume and margin improvement provided approximately equal amounts to the 1996 increased net interest income.

Table 5
Net Interest Income Analysis                  Average                   Average
Three months ended March 31, 1997              volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                      $1,040,410      $23,378         9.11%
Securities                                    308,567        5,438         7.15
Other interest earning assets                   3,291           39         4.81
                                            ---------       ------
                                            1,352,268       28,855         8.65

Time deposits                                 609,745        8,483         5.64
All other interest bearing deposits           416,247        3,681         3.59
Other interest bearing liabilities            146,411        1,971         5.46
                                            ---------       ------
                                           $1,172,403       14,135         4.89
                                                            ------         ----
Net interest income (TE) spread                            $14,720         3.76%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.41%
 of average interest-earning assets                                        ====

Table 6
Net Interest Income Analysis                  Average                   Average
Three months ended March 31, 1996              volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $914,362      $20,852         9.17%
Securities                                    306,058        5,358         7.04
Other interest earning assets                   3,053           37         4.87
                                            ---------       ------
                                            1,223,473       26,247         8.63

Time deposits                                 579,409        8,038         5.58
All other interest bearing deposits           380,600        3,305         3.49
Other interest bearing liabilities            105,018        1,404         5.38
                                            ---------       ------
                                           $1,065,027       12,747         4.81
                                                            ------         ----
Net interest income (TE) spread                            $13,500         3.82%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.44%
 of average interest-earning assets                                        ====


For 1997, management is attempting to balance volume increases and pricing to a greater degree. Low levels of nonperforming loans favorably contributed to margins each period.

Net interest income (TE) as a percent of average earning assets was 4.41% and 4.44% for the three months ended March 31, 1997 and 1996, respectively. Interest earned on loans for the three months ended March 31, 1997 was 4.22% greater than the average funding cost, down from 4.36% for the three months ended March 31, 1996. Management attributes this to their concentration on secured residential real estate lending and a competitive consumer market. Net interest income margins continue to benefit from a favorable change in the mix of earning assets and funding sources.


PROVISION FOR LOAN LOSSES
The Company's primary business of making real estate, consumer and commercial loans entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Company. Accordingly, a significant factor in the Company's past and future operating results is the level of the provision for loan losses. The provision for loan losses amounted to $839,000 for the three months ended March 31, 1997, an increase of $262,000 or 45.4% when compared to $577,000 for the three months ended March 31, 1996. The increase in the 1997 provision for loan losses was influenced by the growth in outstanding loans and net loan chargeoffs, particularly consumer chargeoffs. The annualized provision for loan losses as a percentage of average loans was 0.33% for the three months ended March 31, 1997, up from 0.28% and 0.25%, for the years ended December 31, 1996 and 1995, respectively. Levels of providing for loan losses reflect, among other things, management's evaluation of potential problem loans.

Net loan chargeoffs over the last three years are at levels below previous trends. Net chargeoffs as a percentage of average loans were 0.20% and 0.12% for the three months ended March 31, 1997 and 1996, respectively. Net chargeoffs as a percent of average loans were 0.17% for the five-year period ended December 31, 1996. The allowance for loan losses is 1.44% and 1.50%, respectively, of outstanding loans at March 31, 1997 and 1996. The allowance is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.

                                                Three Months Ended
Table 7                                              March 31,
Allowance for Loan Losses                        1997         1996
__________________________________________________________________
(dollars in thousands)

Balance at beginning of period                $14,795      $13,371
Provision charged to expense                      839          577
Loans charged off                                (652)        (381)
Recoveries of chargeoffs                          138          103
                                               ------       ------
Net loans charged off                            (514)        (278)
                                               ------       ------
Balance at end of period                      $15,120      $13,670
                                               ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                0.33%        0.25%
Net chargeoffs to
 average loans                                   0.20         0.12
Allowance for loan losses
 to period end loans                             1.44         1.50


NONINTEREST INCOME
Noninterest income is an important but not yet significant source of revenue for the Company, representing 14.1% of tax-equivalent revenues, excluding securities gains, for the first quarter of 1997, up from 13.0% for the first quarter of 1996. Fees from traditional deposit services as well as revenues from insurance, brokerage activities and other commission business have been increased by management's focus on improving all areas of noninterest income during the last two years. Noninterest income amounted to $2,416,589 for the three months ended March 31, 1997, a 19.9% increase compared to $2,014,855 for the three months ended March 31, 1996. Service charges on deposit accounts, the largest component of noninterest income, increased 31.9% primarily due to management's decrease in waived revenue. This level of increase is not expected to continue. The decrease in trust fees is attributable to timing of certain fees for estates and other services. Insurance commissions for the year of

1997 are expected to equal comparative prior periods due to renewed management focus. Management plans to continue to seek ways to increase fee income from services.

                                                Three Months Ended
Table 8                                              March 31,
Noninterest Income                               1997         1996
__________________________________________________________________
(in thousands)

Service charges on deposits                    $1,229         $932
Net securities gains (losses)                       0           (9)
Trust fees                                        316          339
Insurance commissions                             124          144
Bankcard fees                                     175          161
Other income                                      573          448
                                                -----        -----
                                               $2,417       $2,015
                                                =====        =====
Annualized Ratio:
Noninterest income
 to average assets                               0.69%        0.63%


NONINTEREST EXPENSE
The Company's efficiency ratios are approximately the same for the first quarters of 1997 and 1996. The ratio of overhead to revenue was 53.36% for the three months ended March 31, 1997, compared to 53.66% for the three months ended March 31, 1996. Noninterest expense to average assets was approximately the same for both periods. There is a constant process of evaluation to reach the optimum balance between revenue and overhead.

The ratio of personnel expense decreased slightly as a percentage of average total assets to 1.25% for the three months ended March 31, 1997, compared to 1.31% for the three months ended March 31, 1996. Comparable staffing levels at March 31, 1997 are up 1.6% from March 31, 1996 as approximately 8 full-time equivalent employees, excluding the savings bank acquisition, were added. An additional one-time expense amounting to approximately $116,000 was incurred in the first quarter of 1996 to terminate a defined benefit plan of an acquired bank.

For the last three years, equipment expense has increased by an average of approximately 14.9%. For 1997, management expects a double-digit percentage increase due to implementation of new systems. The Company has made purchases amounting to approximately $3.3 million for equipment during the last two years as technology has advanced and the need to leverage personnel costs has intensified. Management is attempting to increase customers volumes and leverage personnel expense through the use of additional technology and plans to continue to purchase technology for new product delivery systems.

Due to management's focus on reducing staff coupled with outsourcing some func-tions, particularly related to credit card operations, data processing expense for the first quarter of 1997 was 15.4% higher than the first quarter of 1996, which was significantly higher than the previous year. Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Kentucky has raised the assessment level and is attempting to significantly increase this taxation. Increased goodwill amortization resulted from the acquisition of a savings bank in the third quarter of 1996.

                                                Three Months Ended
Table 9                                              March 31,
Noninterest Expense                              1997         1996
__________________________________________________________________
(in thousands)

Salaries                                       $3,677       $3,476
Employee benefits                                 686          722
Occupancy expense                                 476          444
Equipment expense                                 640          504
Deposit insurance expense                          52           90
Data processing expense                           726          629
Bank share taxes                                  411          383
Goodwill amortization                             245          207
Other expense                                   2,232        1,871
                                               ------       ------
                                               $9,145       $8,326
                                               ======       ======
Annualized Ratios:
Overhead ratio                                  53.36%       53.66%
Noninterest expense
 to average assets                               2.62         2.61




INCOME TAXES
The Company's income tax planning is based on the goal of maximizing long-term, after-tax profitability. Income tax expense is impacted by the mix of taxable versus tax-exempt revenues from loans and securities as well as certain nondeductible expenses. The Company manages the effective tax rate to some degree, based upon changing tax laws, particularly alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.

The increase in income tax expense for the three months ended March 31, 1997 from the comparable 1996 period, is attributable to higher operating earnings and a higher effective tax rate. The Company's effective tax rate was 32.8% and 32.0% for the quarters ended March 31, 1997 and 1996, respectively. Operating earnings are now at a level that the 1% federal income tax rate increase mandated by the Omnibus Budget Reconciliation Act of 1993 is applicable. The effective tax rate also increased due to the continued decline in tax-exempt income, an increase in nondeductible acquisition expenses and interstate taxation.

LIQUIDITY AND INTEREST-RATE SENSITIVITY
The objective of liquidity management is to ensure the ability to access funding which enables each bank to efficiently satisfy the cash flow requirements of depositors and borrowers. The goal of the asset/liability management (ALM) process is to manage the structure of the balance sheet to provide the maximum level of net interest income while maintaining acceptable levels of interest-sensitivity risk. ALM involves the funding and investment strategies necessary to maintain an appropriate balance between interest sensitive assets and liabilities as well as to assure adequate liquidity.

Table 10
Interest Rate Sensitivity
 Analysis                           1-91       92-183     184 days     Total at         Over
March 31, 1997                      Days         Days    to 1 year       1 year       1 year        Total
_________________________________________________________________________________________________________
(in thousands)

Rate Sensitive Assets
Securities, at cost
  U.S. treasury
   and agencies                   $3,004         $200         $193       $3,397      $66,759      $70,156
  Mortgage-backed                 15,374        7,805       18,407       41,586      120,890      162,476
  Municipal bonds                    735          685        2,761        4,181       57,319       61,500
  Other                           13,589            0            0       13,589        1,526       15,115
                                 -------      -------      -------      -------      -------    ---------
                                  32,702        8,690       21,361       62,753      246,494      309,247
Loans                            350,360      147,404      230,032      727,796      325,810    1,053,606
                                 -------      -------      -------      -------      -------    ---------
                                 383,062      156,094      251,393      790,549      572,304    1,362,853
Rate Sensitive Liabilities
Deposits
  Transaction and savings        175,821            0            0      175,821      245,575      421,396
  Time                           149,383      100,808      167,465      417,656      197,360      615,016
Short-term borrowings             63,484        7,064       21,504       92,052            0       92,052
Long-term borrowings              43,562          329        2,502       46,393        7,814       54,207
                                 -------      -------      -------      -------      -------    ---------
                                 432,250      108,201      191,471      731,922      450,749    1,182,671
                                 -------      -------      -------      -------      -------    ---------
Period Gap                      ($49,188)     $47,893      $59,922      $58,627     $121,555     $180,182
                                 =======      =======      =======      =======      =======    =========

Cumulative Gap at 03/31/97      ($49,188)     ($1,295)     $58,627      $58,627     $180,182     $180,182

Cumulative Gap at 12/31/96      ($63,615)     $17,200      $63,764      $63,764     $166,128     $166,128

Management monitors funds available from a number of sources to meet its objectives. The primary source of liquidity for the banks, in addition to loan repayments, is their debt securities portfolios. Securities classified as held for sale are those that the Company intends to use as part of its asset/liability management and that may be sold prior to maturity in response to changes in interest rates, resultant prepayment risks and other factors. The Company's access to the retail deposit market through individual banks located in nine different counties has been a stable source of funds. Additional funds for liquidity are available by borrowing of federal funds from correspondent banks, Federal Home Loan Bank borrowings and brokered deposits. Various types of analyses are performed to ensure adequate liquidity, and to evaluate the desirability of the relative interest rate sensitivity of assets and liabilities. Management considers current liquidity positions of the subsidiary banks to be adequate to meet depositor and borrower needs.

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. Management seeks to closely match the duration of repricing assets and liabilities over time to avoid unnecessary interest rate risk. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks.

The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Simulation and interest rate gap analyses are used to scrutinize the sensitivity of net interest income over a relatively short (1-2 years) time horizon. The analyses are used to examine the impact on earnings of an immediate interest rate shock as well as other forecasted rate scenarios. Each scenario incorporates what management believes to be the most reasonable assumptions about such variables as volumes, prepayment rates for mortgage assets and repricing characteristics. A valuation analysis is also performed to measure the sensitivity of the Company's net interest income. This analysis involves discounting projected future cash flows of assets, liabilities and off-balance sheet positions to arrive at an estimated net present economic value. The March 31, 1997 cumulative gap at one year between rate sensitive assets and liabilities has changed little from December 31 or March 31, 1996.

PART II

_______________________________________________________________________________

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The regular annual meeting of the shareholders of Peoples First Corporation was held May 1, 1997, at the Executive Inn in Paducah, Kentucky.

     (b) The Corporation's Board of Directors consists of 18 members in three classes. Directors are usually elected to three-year terms, and ordinarily one class of directors is elected at each annual meeting. Cumulative voting applies in the election of directors. The following six nominees were elected to the board of directors for the terms and by the votes indicated below:

                                        Term         For    Against
               Nominee               Expires       Votes      Votes

               Walter L. Apperson       2000   8,080,094      3,483
               William R. Dibert        2000   8,094,042      3,483
               R. E. Fairhurst, Jr.     2000   8,094,042      3,483
               Dennis W. Kirtley        2000   8,067,111      3,483
               Aubrey W. Lippert        2000   8,091,023      3,483
               Allan Rhodes, Jr.        2000   8,088,026      3,483

         Twelve other directors continued their terms of office after the meeting. Six directors, Glen Berryman, Joe Dick, William Rowland Hancock, Joe Harry metzger, Jerry L. Page and C. Steve Story continue in office until 1998. Six additional directors, James T. Holloway, Allan B. Kleet, Rufus E. Pugh, Neal H. Ramage, Mary Warren Sanders and Victor F. Speck, Jr. continue in office until 1999.

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

               For: 8,089,206    Against: 2,006    Abstain: 51,984


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     (27.1) Financial Data Schedules (SEC use only)

     (b) Reports on Form 8-K

               Peoples First Corporation filed a current report on Form 8-K on January 21, 1997, reporting the January 21, 1997 press release announcement of the declaration of a 5% stock dividend payable March 20, 1997.

SIGNATURES
_______________________________________________________________________________


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PEOPLES FIRST CORPORATION

                              05/05/97       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              05/05/97       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Accounting Officer