Form 10-Q
period 1997-06-30
PEOPLES FIRST CORP
filed 1997-08-13
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended June 30, 1997
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of June 30, 1997: Common stock, no par value - 10,007,347 shares outstanding.















______________________________________________________________________________1








INDEX                                                                      Page
_______________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1997,
         June 30, 1996 and December 31, 1996                                  3

         Consolidated Statements of Income - Three and Six
         Months Ended June 30, 1997 and 1996                                  4

         Consolidated Statement of Changes in Stockholders'
         Equity - Six Months Ended June 30, 1997                              5

         Consolidated Statements of Cash Flows - Six Months
         Ended Jne 30, 1997 and 1996                                          6

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   25

Item 2.  Changes in Securities                                               25

Item 3.  Defaults on Senior Securities                                       25

Item 4.  Submission of Matters to a Vote of Securities Holders               25

Item 5.  Other Information                                                   26

Item 6.  Exhibits and Reports on Form 8-K                                    26


         Signatures                                                          27









                                                                              2







                                                      June 30,      December 31,
CONSOLIDATED BALANCE SHEETS                      1997         1996         1996
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $37,306      $37,042      $43,285
Securities held for sale                      213,477      172,746      182,352
Securities held for investment                105,406      137,548      121,959
Loans held for sale                             2,167          121        1,886
Loans receivable, net                       1,045,615      929,909    1,021,634
Excess of cost over net assets
 of purchased subsidiaries                     10,097        8,833       10,586
Premises and equipment                         19,120       18,639       19,376
Other assets                                   17,376       16,340       16,686
                                            ---------    ---------    ---------
                                           $1,450,564   $1,321,178   $1,417,764
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $86,532      $80,434      $85,376
  Interest-bearing transaction accounts       338,635      309,960      335,977
  Savings deposits                             82,031       84,125       85,145
  Time deposits                               617,139      571,816      608,755
                                            ---------    ---------    ---------
                                            1,124,337    1,046,335    1,115,253
Short-term borrowings                         108,385      125,212      132,167
Long-term borrowings                           57,103        7,490       14,013
Other liabilities                              10,802        9,949       11,782
                                            ---------    ---------    ---------
     Total liabilities                      1,300,627    1,188,986    1,273,215

Stockholders' Equity
  Common stock                                  7,818        7,194        7,812
  Surplus                                      69,819       54,144       69,691
  Retained earnings                            72,008       71,330       66,762
  Unrealized net gain (loss) on
   securities held for sale                       292         (454)         284
  Debt on ESOP shares                               0          (22)           0
                                            ---------    ---------    ---------
                                              149,937      132,192      144,549
                                            ---------    ---------    ---------
                                           $1,450,564   $1,321,178   $1,417,764
                                            =========    =========    =========


Fair value of securities held
 for investment                              $108,018     $140,065     $125,061
Common shares issued and outstanding           10,007        9,669        9,999



See accompanying notes to consolidated financial statements.                  3







                                                Three Months Ended          Six Months Ended
                                                      June 30,                  June 30,
CONSOLIDATED STATEMENTS OF INCOME                1997         1996         1997         1996
____________________________________________________________________________________________
(in thousands, except per share data)

INTEREST INCOME
Interest and fees on loans                    $24,169      $20,994      $47,529      $41,830
Taxable interest on securities                  4,156        3,996        8,222        7,872
Nontaxable interest on securities                 922          956        1,849        1,953
Interest on short-term investments                 31           33           70           70
                                               ------       ------       ------       ------
                                               29,278       25,979       57,670       51,725
INTEREST EXPENSE
Interest on deposits                           12,666       11,355       24,830       22,698
Other interest expense                          2,163        1,457        4,134        2,861
                                               ------       ------       ------       ------
                                               14,829       12,812       28,964       25,559
                                               ------       ------       ------       ------
Net Interest Income                            14,449       13,167       28,706       26,166
Provision for Loan Losses                         842          577        1,681        1,154
                                               ------       ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                     13,607       12,590       27,025       25,012

Noninterest Income                              2,615        2,029        5,031        4,043
Noninterest Expense                             9,511        8,279       18,656       16,604
                                               ------       ------       ------       ------
Income Before Income Tax Expense                6,711        6,340       13,400       12,451
Income Tax Expense                              2,162        1,985        4,352        3,940
                                               ------       ------       ------       ------
NET INCOME                                     $4,549       $4,355       $9,048       $8,511
                                               ======       ======       ======       ======

Net Income per Common Share                     $0.44        $0.44        $0.88        $0.86
Cash Dividend per Common Share                   0.19         0.15         0.38         0.29
Average Common Shares Outstanding              10,253        9,920       10,253        9,897















See accompanying notes to consolidated financial statements.                  4



                                                                                  Unrealized
CONSOLIDATED STATEMENTS OF CHANGES                                                  net gain
 IN STOCKHOLDERS' EQUITY                       Common                  Retained    (loss) on
Six Months Ended June 30, 1997                  stock      Surplus     earnings   securities        Total
_________________________________________________________________________________________________________
(in thousands, except per share data)

BALANCE AT JANUARY 1, 1997                     $7,812      $69,691      $66,762         $284     $144,549
Net income                                                                9,048                     9,048
Cash dividends declared
  Common ($0.38 per share)                                               (3,802)                   (3,802)
Stock issued pursuant to shareholder
 and employee plans                                30          838                                    868
Common stock repurchased                          (24)        (710)                                  (734)
Change in unrealized net gain
 (loss) on securities held for sale                                                        8            8
                                               ------       ------       ------       ------      -------
BALANCE AT JUNE 30, 1997                       $7,818      $69,819      $72,008         $292     $149,937
                                               ======       ======       ======       ======      =======

































See accompanying notes to consolidated financial statements.                  5


                                                               Six Months Ended
                                                                   June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1997         1996
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                  $9,048       $8,511
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            1,779        1,474
    Net premium amortization                                    83          403
    Provision for loan losses                                1,681        1,154
    Net (increase) decrease in loans held for sale            (281)         586
    Provision for deferred income taxes                       (236)        (359)
    (Decrease) in accrued items                               (716)      (1,011)
    Other, net                                                (728)        (575)
                                                            ------       ------
Net Cash Provided by Operating Activities                   10,630       10,183

INVESTING ACTIVITIES
Proceeds from maturities, calls and prepay-
  ments of securities held for sale                         20,146       11,864
Proceeds from maturities, calls and prepay-
  ments of securities held for investment                   20,702       25,723
Purchase of securities held for sale                       (50,999)     (40,410)
Purchase of securities held for investment                  (4,155)      (3,057)
Net increase in loans                                      (26,053)     (30,688)
Purchases of premises and equipment                           (949)      (1,608)
                                                            ------       ------
Net Cash Used by Investing Activities                      (41,308)     (38,176)






















See accompanying notes to consolidated financial statements.                  6






                                                               Six Months Ended
                                                                   June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1997         1996
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                          9,084         (769)
Net increase (decrease) in short-term borrowings           (23,782)      31,742
Proceeds from long-term borrowings                          43,500            0
Repayments of long-term borrowings                            (409)        (266)
Proceeds from issuance of common stock                         209          426
Repurchase of common stock                                    (735)      (1,313)
Cash dividends paid                                         (3,168)      (2,309)
                                                            ------       ------
Net Cash Provided by Financing Activities                   24,699       27,511
                                                            ------       ------
Cash and Cash Equivalents
  (Decrease)                                                (5,979)        (482)
  Beginning of Year                                         43,285       37,524
                                                            ------       ------
  End of Period                                            $37,306      $37,042
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $28,466      $26,315
Cash paid for income tax                                     3,500        4,924

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred to (from) loans, net            (392)         (43)
Dividends reinvested                                           635          484






















See accompanying notes to consolidated financial statements.                  7








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

The accounting policies and reporting practices of the Company are based upon generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets and liabilities and the results of operations. Estimates and assumptions involve future events and may change. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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


                                                                              8








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

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest is not probable, or a delay in payments is expected, are evaluated for impairment. The Company measures and reports impaired loans that are within the scope of FAS 114 at either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or fair value of the underlying collateral if the loan is collateral dependent. Information regarding impaired loans at June 30, 1997 and 1996 and December 31, 1996 is as follows:

                                                                              9








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


Impaired Loans                                        June 30,      December 31,
June 30,                                         1997         1996         1996
________________________________________________________________________________
(in thousands)

Balance of impaired loans                      $4,543       $3,559       $4,454
Less portion for which no allowance
 for loan losses is allocated                     191            0          325
                                               ------       ------       ------
Portion of impaired loan balance for
 which an allowance for loan losses
 is allocated                                  $4,352       $3,559       $4,129
                                               ======       ======       ======
Portion of allowance for loan losses
 allocated to the impaired loan balance        $1,308       $1,030       $1,142
                                               ======       ======       ======


                                                               Six Months Ended
                                                                   June 30,
Impaired Loans                                                1997         1996
_______________________________________________________________________________
(in thousands)

Average investment in impaired loans                        $4,513       $4,785
Interest income recognized on
 impaired loans                                                234          197
Interest income recognized on
 impaired loans on cash basis                                   44            0


NOTE E - EXCESS OF COST OVER NET ASSETS OF PURCHASED SUBSIDIARIES
Net assets of subsidiaries acquired in purchase transactions are recorded at fair value at the date of acquisition. The excess of cost over net assets acquired is amortized by systematic charges in the consolidated statements of income over the period benefited. Management evaluates the periods of amorti-zation continually to determine whether later events and circumstances warrant revised estimates. Currently, amortization is provided on a straight-line basis over fifteen years. Accumulated amortization was $4.6 million at June 30, 1997, $3.6 million at June 30, 1996 and $4.1 million December 31, 1996. Amortization expense was $488,862 and $414,893, respectively, for the six months ended June 30, 1997 and 1996.





                                                                             10








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

NOTE F - STOCK OPTION PLAN
The Peoples First Corporation 1986 Stock Option Plan (Option Plan), as amended in 1994, authorizes the granting to key employees of the Company incentive stock options and nonqualified stock options to purchase common stock of the Company at market value at the time the options are granted. Shares sold under the Option Plan may be either unissued authorized shares or shares reacquired by the Company. Options granted are exercisable, subject to vesting and other requirements, at varying times from the first through the tenth year after the grant date. Optionees may exercise their options with cash or with shares of the Company's common stock. At June 30, 1997, a total of 151,808 shares are reserved for grants of options. Outstanding stock options are considered common stock equivalents in the computation of net income per common share.

NOTE G - PER COMMON SHARE DATA
Share and per share information have been adjusted to give effect to 5% stock dividends declared in January 1997 and January 1996. Net income per common share is determined by dividing net income by the weighted average number of common shares outstanding and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for the six months ended June 30, 1997 and 1996 were 10,252,521 and 9,897,036, respectively, and for the three months ended June 30, 1997 and 1996, were 10,252,760 and 9,919,855, respectively. Common stock equivalents have no material dilutive effect.

During February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 establishes standards for computing and presenting earnings per share (EPS). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Dual presentation of basic and diluted EPS is required on the face of the statement of income for entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management does not expect the adoption of FAS 128 to have a material effect on the Company's results of operations since common stock equivalents are not currently a significant factor in the calculation of EPS.
                                                                             11








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

NOTE J - ACCOUNTING POLICIES
The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130 and No. 131. They are effective for the
Company's next year financial statements. Management does not currently believe these statements will have a material impact on the Company's financial statements.

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


EARNING ASSETS
Average earning assets of the Company for the first six months of 1997 increased 10.5%, or $129.2 million to $1,361.7 million from $1,232.5 million for the first six months of 1996. Excluding the effect of the savings bank acquisition in the third quarter of 1996, the increase was 5.9%, or $72.6 million. This compares to average earning asset growth of 6.1% for the first six months of 1996 over the first six months of 1995. A consistently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 95.7% and 95.1% for the first six months of 1997 and 1996, respectively.


                                                Three Months Ended          Six Months Ended
Table 1                                               June 30,                  June 30,
Average Earning Assets                           1997         1996         1997         1996
____________________________________________________________________________________________
(dollars in thousands)

Total average earning assets               $1,371,429   $1,241,640   $1,361,737   $1,232,538
Percent of average earning assets
  Loans                                          77.1%        74.7%        77.1%        74.8%
  Securities                                     22.7         25.1         22.7         25.0
  Other earning assets                            0.2          0.2          0.2          0.2

The Company's primary business is making real estate, consumer and commercial loans. Loans are the Company's primary earning asset and management believes the Company should be a prominent lender. Average loans for the first six months of 1997 were 77.1% of total average earning assets, up from 74.8% for the first six months of 1996. Loan growth, while still strong, has slowed from previous levels. For the first two quarters of 1997, average loans increased 13.9%, or $128.2 million to $1,049.2 million from $921.0 million for the first two quarters of 1996. Excluding the effect of the savings bank acquisition in the third quarter of 1996, the increase was 8.6%. For the first two quarters of 1996, average loans increased 9.9%, or $82.7 million from $838.3 million for the first two quarters of 1995. The Company primarily directs lending activities to its regional market. Management has focused on retail lending and the growth of residential real estate mortgage loans over the last three years.

Table 2                                               June 30,      December 31,
Types of Loans                                   1997         1996         1996
_______________________________________________________________________________
(in thousands)

Real estate
  Residential mortgage                       $433,769     $371,862     $421,129
  Commercial mortgage                         186,284      158,511      174,576
  Construction                                 30,017       18,522       29,933
Consumer, net                                 293,777      274,497      289,653
Commercial, financial
  and agricultural                            115,705      118,788      120,283
Other                                           1,052        1,644          855
                                            ---------    ---------    ---------
                                            1,060,604      943,824    1,036,429
Allowance for loan losses                     (14,989)     (13,915)     (14,795)
                                            ---------    ---------    ---------
                                           $1,045,615     $929,909   $1,021,634
                                            =========    =========    =========

For the first two quarters of 1997, average total securities increased 0.3%, or $1.0 million to $309.7 million from $308.7 million for the first two quarters of 1996. Excluding the effect of the savings bank acquisition in the third quarter of 1996, average total securities decreased 2.0%. For the first two quarters of 1996, average total securities decreased 3.8%, or $12.3 million from $321.0 million for the first quarter of 1995. Management intends to continue to reduce the amount of loan funding derived from securities activities to better leverage stockholders' equity.


FUNDING
The most important and stable source of funding is core deposits, considered by management to include demand deposits, interest-bearing transaction accounts, saving deposits and time deposits under $100,000. Average core deposits for the first six months of 1997 increased 6.3%, or $59.5 million to $1,011.3 million from $951.8 million for 1996. Excluding the savings bank acquisition, the increase was 2.6%, or $25.1 million. Management plans to increase reliance on non-core funding. The Company's subsidiaries have obtained various short-term and long-term advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the banks to borrow additional funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Additional funding totaling approxi-mately $143.6 million is available at June 30, 1997 from undrawn federal funds purchased, lines of credit for U. S. treasury notes and FHLB advances.


                                                Three Months Ended          Six Months Ended
Table 3                                               June 30,                  June 30,
Average Interest-bearing Liabilities             1997         1996         1997         1996
____________________________________________________________________________________________
(dollars in thousands)

Total average interest-bearing
 liabilities                               $1,189,672   $1,082,943   $1,180,744   $1,074,000
Percent of average total interest-
 bearing liabilities
   Interest-bearing core deposits                78.4%        81.2%        78.6%        81.1%
   CDs of $100,000 or more                        7.5          6.2          7.5          6.4
   Brokered deposits                              1.1          2.3          1.2          2.4
   Short-term borrowings                          8.2          9.5          9.3          9.3
   Long-term borrowings                           4.7          0.7          3.3          0.7
   Other                                          0.1          0.1          0.1          0.1

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

The level of nonperforming assets at June 30, 1997 remains at managable levels. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 1997, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

Nonperforming assets were $2.1 million lower at June 30, 1997 than at December 31, 1996. As a percentage of total loans and other real estate, nonperforming assets were down slightly during the last six months. There are generally good economic conditions in the market area and management believes the Company's comprehensive loan administration and workout procedures are adequate to manage these credit risks. During the last five years, the allowance for loan losses coverage of nonperforming assets has always been greater than 100%.

Table 4                                               June 30,      December 31,
Nonperforming Assets                             1997         1996         1996
_______________________________________________________________________________
(dollars in thousands)

Nonaccrual loans                               $5,226       $2,097       $4,680
Loans past due ninety days                      2,622        1,106        4,710
Renegotiated loans                              1,654        2,789        2,707
Other real estate owned                           499           40           90
                                               ------       ------       ------
                                              $10,001       $6,032      $12,187
                                               ======       ======       ======
Ratios:
Nonperforming assets to total
 loans and other real estate                     0.94%        0.64%        1.18%
Allowance for loan losses to
 nonperforming assets                             150%         231%         121%


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. Since December 31, 1996, loans that have been identified that may become nonperforming in the future have increased $8.1 million. This increase is primarily due to additional draws against an existing credit line and several small commercial loans. At June 30, 1997, loans with a total principal balance of $34.5 million were considered potential problem loans, compared to $14.7 million at June 30, 1996. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

The banking industry is currently experiencing an increase in consumer delinquencies and chargeoffs. Management expects the Company's level of chargeoffs and nonperforming assets to remain relatively high during 1997 compared to prior periods due to the cyclical nature of consumer credit and the Company's increase in consumer lending.


CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. The board of directors develops and reviews the capital goals and policies of the consolidated entity and subsidiary banks. The Company's capital policies are designed to retain sufficient amounts for healthy financial ratios and to maintain, at a minimum, a capital position that meets the federal regulators' well capitalized classification. Stockholders' equity was 10.3% of assets at June 30, 1997, up from 10.0% at June 30, 1996. Exclusive of the small increase in the unrealized net gain on securities held for sale, net of applicable income taxes, stockholders' equity increased $5.4 million, or 7.5% (annualized), during the first six months of 1997. This compares to an increase, exclusive of the $1.4 million increase in the unrealized net loss on securities held for sale, net of applicable income taxes, of $5.4 million, or

8.5% (annualized), during the same 1996 period. Based upon the nature and makeup of their current businesses, growth expectations, stock repurchase program and dividend increases, management expects all of the reporting entities' capital ratios to continue to exceed regulatory requirements.

The capital base has been strengthened through earnings retention and the issuance of common stock. The earnings retention rate, which the board of directors adjusts through declaration of cash dividends, was 56.8% for the first two quarters of 1997, compared to 66.3% for the first two quarters of 1996. The quarterly cash dividend was raised to $0.152 per share in the second quarter of 1996, to $0.190 per share in the fourth quarter of 1996 and subsequently to $0.22 per share in the third quarter of 1997. Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At June 30, 1997, approximately $27.4 million, compared to $23.3 million at June 30, 1996, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards.

The sale of common stock through shareholder and employee plans increased capital $868,248 and $909,262, respectively, in the first two quarters of 1997 and 1996. In the first quarter of 1996, the board of directors approved the purchase of up to 400,000 shares of the Company's common stock in the open market. During the first two quarters of 1997, 30,169 shares were purchased for $734,121, compared to 61,976 shares purchased for $1.3 million during the first two quarters of 1996.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8.0%. The minimum Tier I capital to risk-adjusted assets is 4.0%. The Company's total capital and Tier I capital to risk-adjusted assets ratio was 15.10% and 13.90%, respectively, at June 30, 1997 compared with 15.05% and 13.80%, respectively at June 30, 1996. The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of Tier I capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.
The guidelines require a minimum leverage ratio of 3.0% for companies that meet certain specified criteria. The Company's leverage ratio was 9.78% at June 30, 1997, compared with 9.54% at June 30, 1996.

The Federal Deposit Insurance Act requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. As of June 30, 1997, all of the Company's insured depository institutions met the criteria to be classified as "well capitalized".

RESULTS OF OPERATIONS
Net income for the first six months increased 6.3% in 1997, reaching $9.0 million, compared to $8.5 million in 1996. Net income for the second quarter increased 4.5% in 1997, reaching $4.5 million, compared to $4.4 million in 1996. Net income per common share for the first six months increased 2.3% to $0.88 in 1997, compared to $0.86 for 1996. Net income per common share for the second quarter was $0.44 in 1997, the same as for 1996. Results for 1997 were impacted by increased loan volume and improved noninterest income offset by higher provision for loan losses and noninterest expense.

Return on average stockholders' equity for the first six months of 1997 and 1996 was 12.49% and 13.18%, respectively. Return on average assets for the first six months of 1997 and 1996 was 1.28% and 1.32%, respectively.

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

Table 5
Net Interest Income Analysis                  Average                   Average
Six months ended June 30, 1997                 volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                      $1,049,247      $47,565         9.14%
Securities                                    309,639       10,962         7.14
Other interest earning assets                   2,851           70         4.95
                                            ---------       ------
                                            1,361,737       58,597         8.68

Time deposits                                 612,063       17,222         5.67
All other interest bearing deposits           418,262        7,608         3.67
Other interest bearing liabilities            150,419        4,134         5.54
                                            ---------       ------
                                           $1,180,744       28,964         4.95
                                                            ------         ----
Net interest income (TE) spread                            $29,633         3.73%
                                                            ======         ====
Net interest income (TE) as a percent
 of average interest-earning assets                                        4.39%
                                                                           ====

Table 6
Net Interest Income Analysis                  Average                   Average
Six months ended June 30, 1996                 volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $920,993      $41,868         9.14%
Securities                                    308,667       10,731         6.99
Other interest earning assets                   2,878           70         4.89
                                            ---------       ------
                                            1,232,538       52,669         8.59

Time deposits                                 578,167       15,948         5.55
All other interest bearing deposits           387,230        6,750         3.51
Other interest bearing liabilities            108,603        2,861         5.30
                                            ---------       ------
                                           $1,074,000       25,559         4.79
                                                            ------         ----
Net interest income (TE) spread                            $27,110         3.80%
                                                            ======         ====
Net interest income (TE) as a percent
 of average interest-earning assets                                        4.42%
                                                                           ====

Table 7
Net Interest Income Analysis                  Average                   Average
Three months ended June 30, 1997               volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                      $1,057,986      $24,187         9.17%
Securities                                    310,719        5,524         7.13
Other interest earning assets                   2,724           31         4.56
                                            ---------       ------
                                            1,371,429       29,742         8.70

Time deposits                                 614,355        8,739         5.71
All other interest bearing deposits           420,224        3,927         3.75
Other interest bearing liabilities            155,093        2,163         5.59
                                            ---------       ------
                                           $1,189,672       14,829         5.00
                                                            ------         ----
Net interest income (TE) spread                            $14,913         3.70%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.36%
 of average interest-earning assets                                        ====

Table 8
Net Interest Income Analysis                  Average                   Average
Three months ended June 30, 1996               volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $927,621      $21,016         9.11%
Securities                                    311,317        5,396         6.97
Other interest earning assets                   2,702           33         4.91
                                            ---------       ------
                                            1,241,640       26,445         8.57

Time deposits                                 576,928        7,910         5.51
All other interest bearing deposits           393,828        3,445         3.52
Other interest bearing liabilities            112,187        1,456         5.22
                                            ---------       ------
                                           $1,082,943       12,811         4.76
                                                            ------         ----
Net interest income (TE) spread                            $13,634         3.81%
                                                            ======         ====
Net interest income (TE) as a percent
 of average interest-earning assets                                        4.42%
                                                                           ====


For the six months ended June 30, 1997, net interest income, on a tax-equivalent (TE) basis, increased 9.3%, or $2.5 million to $29.6 million compared to $27.1 million for the six months ended June 30, 1996. The 1997 increase was attributed to increased volume of earning assets, while volume and margin improvement provided approximately equal amounts to the 1996 increased net interest income.

For 1997, management is attempting to balance volume increases and pricing to a greater degree. Low levels of nonperforming loans favorably contributed to margins each period.

Net interest income (TE) as a percent of average earning assets was 4.39% and 4.42% for the six months ended June 30, 1997 and 1996, respectively. Interest earned on loans for the six months ended June 30, 1997 was 4.19% greater than the average funding cost, down from 4.35% for the six months ended June 30, 1996. Management attributes this to their concentration on secured residential real estate lending and a competitive consumer market. Net interest income margins continue to benefit from a favorable change in the mix of earning assets and funding sources.

PROVISION FOR LOAN LOSSES
The Company's primary business of making real estate, consumer and commercial loans entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Company. Accordingly, a significant factor in the Company's past and future operating results is the level of the provision for loan losses. The provision for loan losses amounted to $1.7 million for the six months ended June 30, 1997, an increase of $0.5 million or 45.7% when compared to $1.2 for the six months ended June 30, 1996. The increase in the 1997 provision for loan losses was influenced by the growth in outstanding loans and net loan chargeoffs, particularly consumer chargeoffs. The annualized provision for loan losses as a percentage of average loans was 0.32% for the six months ended June 30, 1997, up from 0.28% and 0.25%, for the years ended December 31, 1996 and 1995, respectively. Levels of providing for loan losses reflect, among other things, management's evaluation of potential problem loans.

Net chargeoffs as a percentage of average loans were 0.29% and 0.13% for the six months ended June 30, 1997 and 1996, respectively. Net chargeoffs as a percent of average loans were 0.17% for the five-year period ended December 31, 1996. The allowance for loan losses is 1.41% and 1.47%, respectively, of outstanding loans at June 30, 1997 and 1996. The allowance is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.


                                                Three Months Ended          Six Months Ended
Table 7                                               June 30,                  June 30,
Allowance for Loan Losses                        1997         1996         1997         1996
____________________________________________________________________________________________
(dollars in thousands)

Balance at beginning of period                $15,120      $13,670      $14,795      $13,371
Provision charged to expense                      842          577        1,681        1,154
Loans charged off                              (1,061)        (501)      (1,713)        (882)
Recoveries of chargeoffs                           88          169          226          272
                                               ------       ------       ------       ------
Net loans charged off                            (973)        (332)      (1,487)        (610)
                                               ------       ------       ------       ------
Balance at end of period                      $14,989      $13,915      $14,989      $13,915
                                               ======       ======       ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                0.32%        0.25%        0.32%        0.25%
Net chargeoffs to
 average loans                                   0.37         0.14         0.29         0.13
Allowance for loan losses
 to period end loans                             1.41         1.47         1.41         1.47



NONINTEREST INCOME
Noninterest income is an important but not yet significant source of revenue for the Company, representing 14.5% of tax-equivalent revenues, excluding securities gains, for the first two quarters of 1997, up from 13.0% for the first two quarters of 1996. During the last two years, the Company has continued to engaged outside consulting firms to review banking products and services. As a result, fees from traditional deposit services as well as revenues from brokerage activities and other commission business have been increased by management's focus on improving all areas of noninterest income. Noninterest income amounted to $5.0 million for the six months ended June 30, 1997, a 24.4% increase compared to $4.0 million for the six months ended June 30, 1996. Service charges on deposit accounts, the largest component of noninterest income, increased 31.4% primarily due to a change in the assessment of overdraft fees. This level of increase is not expected to continue. The decrease in trust fees is attributable to timing of certain fees for estates and other services. Insurance commissions for the year of 1997 are expected to equal comparative prior periods due to renewed management focus. Management plans to continue to seek ways to increase fee income from services.


                                                Three Months Ended          Six Months Ended
Table 8                                               June 30,                  June 30,
Noninterest Income                               1997         1996         1997         1996
____________________________________________________________________________________________
(in thousands)

Service charges on deposits                    $1,322       $1,010       $2,550       $1,942
Net securities gains (losses)                       0            5            0           (4)
Trust fees                                        322          332          638          671
Insurance commissions                             160          170          284          314
Bankcard fees                                     176          158          351          319
Other income                                      635          354        1,208          801
                                                -----        -----        -----        -----
                                               $2,615       $2,029       $5,031       $4,043
                                                =====        =====        =====        =====
Annualized Ratio:
Noninterest income
 to average assets                               0.73%        0.63%        0.71%        0.63%

NONINTEREST EXPENSE
The Company's efficiency ratios are approximately the same for the first two quarters of 1997 and 1996. The ratio of overhead to revenue was 53.82% for the six months ended June 30, 1997, compared to 53.30% for the six months ended June 30, 1996. Noninterest expense to average assets was approximately the same for both periods. There is a constant process of evaluation to reach the optimum balance between revenue and overhead.

The ratio of personnel expense decreased slightly as a percentage of average total assets to 1.22% for the six months ended June 30, 1997, compared to 1.27% for the six months ended June 30, 1996. Comparable staffing levels were maintained at June 30, 1997 and 1996. An additional one-time expense amounting to approximately $116,000 was incurred in the first quarter of 1996 to terminate a defined benefit plan of an acquired bank.

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

Due to management's focus on reducing staff coupled with outsourcing some func-tions, particularly related to credit card operations, data processing expense for the first two quarters of 1997 was 13.6% higher than the first two quarters of 1996, which was significantly higher than the previous year. Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Increased goodwill amortization resulted from the acquisition of a savings bank in the third quarter of 1996.


                                                Three Months Ended          Six Months Ended
Table 9                                               June 30,                  June 30,
Noninterest Expense                              1997         1996         1997         1996
____________________________________________________________________________________________
(in thousands)

Salaries                                       $3,589       $3,376       $7,266       $6,851
Employee benefits                                 674          596        1,359        1,318
Occupancy expense                                 524          458        1,000          902
Equipment expense                                 652          530        1,292        1,034
Deposit insurance expense                          53           89          105          179
Data processing expense                           707          632        1,433        1,261
Bank share taxes                                  424          384          836          768
Goodwill amortization                             244          207          489          415
Legal and consulting fees                         487           96          794          167
Other expense                                   2,157        1,911        4,082        3,709
                                               ------       ------       ------       ------
                                               $9,511       $8,279      $18,656      $16,604
                                               ======       ======       ======       ======
Annualized Ratios:
Overhead ratio                                  54.26%       52.86%       53.82%       53.30%
Noninterest expense
 to average assets                               2.67         2.55         2.64         2.58


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

The increase in income tax expense for the six months ended June 30, 1997 from the comparable 1996 period, is attributable to higher operating earnings and a higher effective tax rate. The Company's effective tax rate was 32.5% and 31.6% for the six months ended June 30, 1997 and 1996, respectively. The effective tax rate increased due to the continued decline in tax-exempt income, an increase in nondeductible acquisition expenses and interstate taxation.


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


Table 10
Interest Rate Sensitivity
 Analysis                           1-91       91-365     Total at        1 - 2        3 - 4       5 - 15      Over 15
June 30, 1997                       Days         Days       1 year        years        years        years        years        Total
___________________________________________________________________________________________________________________________________
(in thousands)

Rate Sensitive Assets
Securities, at cost
  U.S. treasury
   and agencies                     $200       $1,195       $1,395      $23,735      $41,295       $5,473       $1,671      $73,569
  Mortgage-backed                 12,935       30,685       43,620       45,850       32,853       45,955        3,024      171,302
  Municipal bonds                    719        3,313        4,032        7,027       10,395       39,936          436       61,826
  Other                           10,207           65       10,272            0        1,460            0            0       11,732
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
                                  24,061       35,258       59,319       76,612       86,003       91,364        5,131      318,429
Loans                            335,230      408,065      743,295      157,877       84,177       73,765        3,657    1,062,771
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
                                 359,291      443,323      802,614      234,489      170,180      165,129        8,788    1,381,200
Rate Sensitive Liabilities
Deposits
  Transaction and savings        170,830            0      170,830       29,572       29,573      147,863       42,828      420,666
  Time                           167,584      255,999      423,583      171,057       19,121        3,378            0      617,139
Short-term borrowings             79,180       29,205      108,385            0            0            0            0      108,385
Long-term borrowings              46,628        2,762       49,390        1,489          889        3,791        1,544       57,103
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
                                 464,222      287,966      752,188      202,118       49,583      155,032       44,372    1,203,293
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
Period Gap                     ($104,931)    $155,357      $50,426      $32,371     $120,597      $10,097     ($35,584)    $177,907
                                 =======      =======      =======      =======      =======    =========    =========    =========

Cumulative Gap at 06/30/97     ($104,931)     $50,426      $50,426      $82,797     $203,394     $213,491     $177,907     $177,907

Cumulative Gap at 12/31/96     ($102,059)     $63,764      $63,764      $89,661     $166,128     $186,139     $166,128     $166,128

The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Simulation and interest rate gap analyses are used to scrutinize the sensitivity of net interest income over a relatively short (1-2 years) time horizon. The analyses are used to examine the impact on earnings of an immediate interest rate shock as well as other forecasted rate scenarios. Each scenario incorporates what management believes to be the most reasonable assumptions about such variables as volumes, prepayment rates for mortgage assets and repricing characteristics. A valuation analysis is also performed to measure the sensitivity of the Company's net interest income. This analysis involves discounting projected future cash flows of assets, liabilities and off-balance sheet positions to arrive at an estimated net present economic value. The June 30, 1997 cumulative gap at one year between rate sensitive assets and liabilities has changed little from December 31 or June 30, 1996.
                                                                             25


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

                              08/11/97       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              08/11/97       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Accounting Officer




























                                                                             27