Form 10-Q
period 1997-09-30
PEOPLES FIRST CORP
filed 1997-11-13
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended September 30, 1997
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of September 30, 1997: Common stock, no par value - 9,992,997 shares outstanding.















______________________________________________________________________________1








INDEX                                                                      Page
_______________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1997,
         September 30, 1996 and December 31, 1996                             3

         Consolidated Statements of Income - Three and Nine
         Months Ended September 30, 1997 and 1996                             4

         Consolidated Statement of Changes in Stockholders'
         Equity - Nine Months Ended September 30, 1997                        5

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 1997 and 1996                                    6

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26

Item 2.  Changes in Securities                                               26

Item 3.  Defaults on Senior Securities                                       26

Item 4.  Submission of Matters to a Vote of Securities Holders               26

Item 5.  Other Information                                                   26

Item 6.  Exhibits and Reports on Form 8-K                                    26


         Signatures                                                          27









                                                                              2







                                                   September 30,    December 31,
CONSOLIDATED BALANCE SHEETS                      1997         1996         1996
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $37,555      $42,474      $43,285
Securities held for sale                      220,595      177,052      182,352
Securities held for investment                102,400      130,708      121,959
Loans held for sale                               799          780        1,886
Loans receivable, net                       1,055,600    1,000,678    1,021,634
Goodwill and other intangibles                 12,471       11,183       10,923
Premises and equipment                         20,391       19,866       19,376
Other assets                                   17,339       17,485       16,349
                                            ---------    ---------    ---------
                                           $1,467,150   $1,400,226   $1,417,764
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $84,411      $86,842      $85,376
  Interest-bearing transaction accounts       369,817      317,086      335,977
  Savings deposits                             75,908       87,847       85,145
  Time deposits                               643,594      608,092      608,755
                                            ---------    ---------    ---------
                                            1,173,730    1,099,867    1,115,253
Short-term borrowings                          83,980      132,026      132,167
Long-term borrowings                           44,058       14,420       14,013
Other liabilities                              11,991       13,043       11,782
                                            ---------    ---------    ---------
     Total liabilities                      1,313,759    1,259,356    1,273,215

Stockholders' Equity
  Common stock                                  7,807        7,432        7,812
  Surplus                                      70,227       60,329       69,691
  Retained earnings                            74,105       73,314       66,762
  Unrealized net gain (loss) on
   securities held for sale                     1,252         (199)         284
  Debt on ESOP shares                               0           (6)           0
                                            ---------    ---------    ---------
                                              153,391      140,870      144,549
                                            ---------    ---------    ---------
                                           $1,467,150   $1,400,226   $1,417,764
                                            =========    =========    =========


Fair value of securities held
 for investment                              $105,697     $133,383     $125,061
Common shares issued and outstanding            9,993        9,989        9,999




See accompanying notes to consolidated financial statements.                  3







                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
CONSOLIDATED STATEMENTS OF INCOME                1997         1996         1997         1996
____________________________________________________________________________________________
(in thousands, except per share data)

INTEREST INCOME
Interest and fees on loans                    $24,416      $22,381      $71,946      $64,210
Taxable interest on securities                  4,235        4,005       12,450       11,877
Nontaxable interest on securities                 920          954        2,768        2,906
Interest on short-term investments                 14           15           91           85
                                               ------       ------       ------       ------
                                               29,585       27,355       87,255       79,078
INTEREST EXPENSE
Interest on deposits                           13,145       11,847       37,975       34,545
Other interest expense                          1,987        1,809        6,121        4,669
                                               ------       ------       ------       ------
                                               15,132       13,656       44,096       39,214
                                               ------       ------       ------       ------
Net Interest Income                            14,453       13,699       43,159       39,864
Provision for Loan Losses                         919          588        2,600        1,742
                                               ------       ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                     13,534       13,111       40,559       38,122

Noninterest Income                              2,764        2,152        7,795        6,196
Noninterest Expense                             9,924        9,776       28,580       26,380
                                               ------       ------       ------       ------
Income Before Income Tax Expense                6,374        5,487       19,774       17,938
Income Tax Expense                              2,082        1,700        6,434        5,640
                                               ------       ------       ------       ------
NET INCOME                                     $4,292       $3,787      $13,340      $12,298
                                               ======       ======       ======       ======

Net Income per Common Share                     $0.42        $0.38        $1.30        $1.24
Cash Dividend per Common Share                   0.22         0.15         0.60         0.44
Average Common Shares Outstanding              10,310        9,917       10,272        9,932















See accompanying notes to consolidated financial statements.                  4



                                                                                  Unrealized
CONSOLIDATED STATEMENTS OF CHANGES                                                  net gain
 IN STOCKHOLDERS' EQUITY                       Common                  Retained    (loss) on
Nine Months Ended September 30, 1997            stock      Surplus     earnings   securities        Total
_________________________________________________________________________________________________________
(in thousands, except per share data)

BALANCE AT JANUARY 1, 1997                     $7,812      $69,691      $66,762         $284     $144,549
Net income                                                               13,340                    13,340
Cash dividends declared
  Common ($0.60 per share)                                               (5,997)                   (5,997)
Stock issued pursuant to shareholder
 and employee plans                                44        1,370                                  1,414
Common stock repurchased                          (49)        (834)                                  (883)
Change in unrealized net gain
 (loss) on securities held for sale                                                      968          968
                                               ------       ------       ------       ------      -------
BALANCE AT SEPTEMBER 30, 1997                  $7,807      $70,227      $74,105       $1,252     $153,391
                                               ======       ======       ======       ======      =======

































See accompanying notes to consolidated financial statements.                  5


                                                              Nine Months Ended
                                                                September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1997         1996
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                 $13,340      $12,298
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            2,632        2,259
    Net premium amortization                                   105          516
    Provision for loan losses                                2,600        1,742
    Net (increase) decrease in loans held for sale           1,088          (72)
    Provision for deferred income taxes                        227          284
    Increase (decrease) in accrued items                      (844)         565
    Other, net                                                (786)      (1,166)
                                                            ------       ------
Net Cash Provided by Operating Activities                   18,362       16,426

INVESTING ACTIVITIES
Proceeds from maturities, calls and prepay-
  ments of securities held for sale                         30,607       24,912
Proceeds from maturities, calls and prepay-
  ments of securities held for investment                   25,601       37,255
Purchase of securities held for sale                       (67,000)     (52,373)
Purchase of securities held for investment                  (6,042)      (4,686)
Net increase in loans                                      (36,958)     (55,351)
Purchases of premises and equipment                         (2,794)      (1,921)
Increase in core deposit premium                            (2,329)           0
Net cash received in acquisition
  of subsidiary                                                  0        1,185
                                                            ------       ------
Net Cash Used by Investing Activities                      (58,915)     (50,979)



















See accompanying notes to consolidated financial statements.                  6






                                                              Nine Months Ended
                                                                September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1997         1996
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase in deposits                                    58,476       10,233
Net increase (decrease) in short-term borrowings           (48,187)      34,306
Proceeds from long-term borrowings                          43,500            0
Repayments of long-term borrowings                         (13,454)        (422)
Proceeds from issuance of common stock                         385          568
Repurchase of common stock                                    (883)      (1,654)
Cash dividends paid                                         (5,014)      (3,528)
                                                            ------       ------
Net Cash Provided by Financing Activities                   34,823       39,503
                                                            ------       ------
Cash and Cash Equivalents
  Increase (Decrease)                                       (5,730)       4,950
  Beginning of Year                                         43,285       37,524
                                                            ------       ------
  End of Period                                            $37,555      $42,474
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $42,148      $39,272
Cash paid for income tax                                     6,250        6,824

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred from loans, net                 (392)         (68)
Dividends reinvested                                           983         (738)






















See accompanying notes to consolidated financial statements.                  7








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

The accounting policies and reporting practices of the Company are based upon generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets and liabilities and the results of operations. Estimates and assumptions involve future events and may change. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest is not probable, or a delay in payments is expected, are evaluated for impairment. The Company measures and reports impaired loans at either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or fair value of the underlying collateral if the loan is collateral dependent. Information regarding impaired loans at September 30, 1997 and 1996 and December 31, 1996 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


Impaired Loans                                     September 30,    December 31,
September 30,                                    1997         1996         1996
________________________________________________________________________________
(in thousands)

Balance of impaired loans                      $5,951       $1,795       $4,454
Less portion for which no allowance
 for loan losses is allocated                     201            0          325
                                               ------       ------       ------
Portion of impaired loan balance for
 which an allowance for loan losses
 is allocated                                  $5,750       $1,795       $4,129
                                               ======       ======       ======
Portion of allowance for loan losses
 allocated to the impaired loan balance        $1,480         $581       $1,142
                                               ======       ======       ======


                                                              Nine Months Ended
                                                                September 30,
Impaired Loans                                                1997         1996
_______________________________________________________________________________
(in thousands)

Average investment in impaired loans                        $4,895       $3,516
Interest income recognized on
 impaired loans                                                402          257
Interest income recognized on
 impaired loans on cash basis                                   63            0


NOTE E - GOODWILL AND OTHER INTANGIBLES
Net assets of subsidiaries acquired in purchase transactions are recorded at fair value at the date of acquisition. The excess of cost over net assets acquired is amortized by systematic charges in the consolidated statements of income over the period benefited. Management evaluates the periods of amorti-zation continually to determine whether later events and circumstances warrant revised estimates. Currently, amortization is provided on a straight-line basis over fifteen years. Accumulated amortization was $4.9 million at September 30, 1997, $3.8 million at September 30, 1996 and $4.1 million December 31, 1996. Goodwill amortization expense was $733,293 and $634,708, respectively, for the nine months ended September 30, 1997 and 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


Core deposit intangibles, which represent the net present value of the future economic benefit related to deposits purchased, are amortized on an accelerated basis over 10 years. Accumulated amortization was $69,517 at September 30, 1997, $5,431 at September 30, 1996 and $21,724 at December 31, 1996. Core
deposit intangibles amortization expense was $47,793 and $5,431, respectively, for the nine months ended September 30, 1997 and 1996.

The Company reviews intangible assets for impairment whenever events of changes in circumstances indicate that the carrying value may not be recoverable. Asset values and the related amortization expense are based on estimated lives and significant changes in these lives could significantly affect future amortization expense.

NOTE F - STOCK OPTION PLAN
The Peoples First Corporation 1986 Stock Option Plan (Option Plan), as amended in 1994, authorizes the granting to key employees of the Company incentive stock options and nonqualified stock options to purchase common stock of the Company at market value at the time the options are granted. Shares sold under the Option Plan may be either unissued authorized shares or shares reacquired by the Company. Options granted are exercisable, subject to vesting and other requirements, at varying times from the first through the tenth year after the grant date. Optionees may exercise their options with cash or with shares of the Company's common stock. At September 30, 1997, a total of 149,264 shares are reserved for grants of options. Outstanding stock options at September
30, 1997 totaled 559,576 and are considered common stock equivalents in the computation of net income per common share.

NOTE G - PER COMMON SHARE DATA
Share and per share information have been adjusted to give effect to 5% stock dividends declared in January 1997 and January 1996. Net income per common share is determined by dividing net income by the weighted average number of common shares outstanding and common stock equivalents pertaining to common stock options. The average number of shares outstanding including common stock equivalents for the nine months ended September 30, 1997 and 1996 were 10,271,847 and 10,246,847 respectively, and for the three months ended September 30, 1997 and 1996, were 10,310,760 and 10,252,760, respectively. Common stock equivalents have no material dilutive effect.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


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

Headquartered in Paducah, Kentucky, the Company is a bank and savings and loan holding company registered with the Federal Reserve Board. The Company's market area is primarily western Kentucky and the surrounding interstate area. The Company's one commercial bank subsidiary and two savings bank subsidiaries operate principally in a single business segment offering general commercial, consumer and savings bank services through 29 banking offices. Commercial banking services, mortgage banking and consumer financing are all activities the Company considers to be their one business segment.


EARNING ASSETS
Average earning assets of the Company for the first nine months of 1997 increased 9.6%, or $119.4 million to $1,367.8 million from $1,248.4 million for the first nine months of 1996. Excluding the effect of the savings bank acquisition in the third quarter of 1996, the increase was 5.5%, or $68.4 million. This compares to average earning asset growth of 6.3% for the first nine months of 1996 over the first nine months of 1995. A consistently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 95.7% and 95.1% for the first nine months of 1997 and 1996, respectively.


                                                Three Months Ended         Nine Months Ended
Table 1                                            September 30,             September 30,
Average Earning Assets                           1997         1996         1997         1996
____________________________________________________________________________________________
(dollars in thousands)

Total average earning assets               $1,379,217   $1,279,830   $1,367,826   $1,248,407
Percent of average earning assets
  Loans                                          76.9%        75.9%        77.0%        75.1%
  Securities                                     23.0         24.0         22.8         24.7
  Other earning assets                            0.1          0.1          0.2          0.2


The Company's primary business is making real estate, consumer and commercial loans. Loans are the Company's primary earning asset and management believes the Company should be a prominent lender. Average loans for the first nine months of 1997 were 77.0% of total average earning assets, up from 75.1% for the first nine months of 1996. Loan growth, while still strong, has slowed from previous levels. For the first three quarters of 1997, average loans increased 12.3%, or $115.5 million to $1,053.4 million from $937.9 million for the first three quarters of 1996. Excluding the effect of the savings bank acquisition in the third quarter of 1996, the increase was 7.6%. For the first three quarters of 1996, average loans increased 9.9%, or $84.6 million from $853.3 million for the first three quarters of 1995. The Company primarily directs lending activities to its regional market. Management has focused on retail lending and the growth of residential real estate mortgage loans over the last three years.

Table 2                                            September 30,    December 31,
Types of Loans                                   1997         1996         1996
_______________________________________________________________________________
(in thousands)

Real estate
  Residential mortgage                       $460,540     $409,840     $421,129
  Commercial mortgage                         172,662      167,037      174,576
  Construction                                 22,658       29,526       29,933
Consumer, net                                 297,477      290,598      289,653
Commercial, financial
  and agricultural                            116,577      117,103      120,283
Other                                             688        1,239          855
                                            ---------    ---------    ---------
                                            1,070,602    1,015,343    1,036,429
Allowance for loan losses                     (15,002)     (14,665)     (14,795)
                                            ---------    ---------    ---------
                                           $1,055,600   $1,000,678   $1,021,634
                                            =========    =========    =========

For the first three quarters of 1997, average total securities increased 1.3%, or $3.9 million to $312.0 million from $308.1 million for the first three quarters of 1996. Excluding the effect of the savings bank acquisition in the third quarter of 1996, average total securities decreased 2.0%. For the first three quarters of 1996, average total securities decreased 3.4%, or $10.7 million from $318.8 million for the first three quarters of 1995. Management intends to concentrate on borrowings to fund future loan growth and allow the level of securities to remain at or above current levels to better leverage stockholders' equity.


FUNDING
The most important and stable source of funding is core deposits, considered by management to include demand deposits, interest-bearing transaction accounts, saving deposits and time deposits under $100,000. Average core deposits for the first nine months of 1997 increased 6.7%, or $58.8 million to $934.2 million from $875.4 million for 1996. Excluding the savings bank acquisition, the increase was 3.2%, or $27.9 million. Management plans to increase reliance on non-core funding. The Company's subsidiaries have obtained various short-term and long-term advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the banks to borrow additional funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Additional funding totaling approxi-mately $199.4 million is available at September 30, 1997 from undrawn federal funds purchased, lines of credit for U. S. treasury notes and FHLB advances.


                                                Three Months Ended         Nine Months Ended
Table 3                                            September 30,             September 30,
Average Interest-bearing Liabilities             1997         1996         1997         1996
____________________________________________________________________________________________
(dollars in thousands)

Total average interest-bearing
 liabilities                               $1,195,374   $1,118,197   $1,185,909   $1,088,853
Percent of average total interest-
 bearing liabilities
   Interest-bearing core deposits                79.1%        79.1%        78.8%        80.4%
   CDs of $100,000 or more                        7.9          7.1          7.6          6.7
   Brokered deposits                              1.1          1.9          1.2          2.2
   Short-term borrowings                          7.1         10.9          8.5          9.8
   Long-term borrowings                           4.6          0.9          3.8          0.8
   Other                                          0.1          0.1          0.1          0.1

NONPERFORMING ASSETS AND RISK ELEMENTS
The Company's loan underwriting guidelines, credit review procedures and policies are designed to protect the Company from avoidable credit losses. Some losses inevitably occur. The Company's process for monitoring loan quality includes detailed, monthly analyses of delinquencies, nonperforming assets and potential problem loans from each subsidiary bank. Management extensively monitors credit policies, including policies related to appraisals, assessing the financial condition of borrowers, restrictions on out-of-area lending and avoidance of loan concentrations.

The level of nonperforming assets at September 30, 1997 remains at manageable levels. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1997, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

Nonperforming assets were $0.3 million lower at September 30, 1997 than at December 31, 1996. As a percentage of total loans and other real estate, nonperforming assets were down slightly during the last nine months. There are generally good economic conditions in the market area and management believes the Company's comprehensive loan administration and workout procedures are adequate to manage these credit risks. During the last five years, the allowance for loan losses coverage of nonperforming assets has always been greater than 100%.

Table 4                                            September 30,    December 31,
Nonperforming Assets                             1997         1996         1996
_______________________________________________________________________________
(dollars in thousands)

Nonaccrual loans                               $4,928       $2,947       $4,680
Loans past due ninety days                      4,019        4,542        4,710
Renegotiated loans                              2,583        2,746        2,707
Other real estate owned                           366          111           90
                                               ------       ------       ------
                                              $11,896      $10,346      $12,187
                                               ======       ======       ======
Ratios:
Nonperforming assets to total
 loans and other real estate                     1.11%        1.02%        1.17%
Allowance for loan losses to
 nonperforming assets                             126%         142%         121%


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. Since December 31, 1996, loans that have been identified that may become nonperforming in the future have increased $12.1 million. This increase is primarily due to additional draws against an existing credit line and several small commercial loans. At September 30, 1997, loans with a total principal balance of $38.4 million were considered potential problem loans, compared to $15.1 million at September 30, 1996. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

The banking industry is currently experiencing an increase in consumer delinquencies and chargeoffs. Management expects the Company's level of chargeoffs and nonperforming assets to remain relatively high during 1997 compared to prior periods due to the cyclical nature of consumer credit and the Company's increase in consumer lending.


CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. The board of directors develops and reviews the capital goals and policies of the consolidated entity and subsidiary banks. The Company's capital policies are designed to retain sufficient amounts for healthy financial ratios and to maintain, at a minimum, a capital position that meets the federal regulators' well capitalized classification. Stockholders' equity was 10.5% of assets at September 30, 1997, up from 10.1% at September 30, 1996. Exclusive of the $1.0 million increase in the unrealized net gain on securities held for sale, net of applicable income taxes, stockholders' equity increased $7.8 million, or 7.3% (annualized), during the first nine months of 1997. This compares to an increase, exclusive of the $1.1 million increase in the un-realized net loss on securities held for sale, net of applicable income taxes, of $13.8 million, or 14.5% (annualized), during the same 1996 period. Equity issued in the third quarter of 1996 for an acquisition amounted to $6.0 million. Based upon the nature and makeup of their current businesses, growth expectations, stock repurchase program and dividend increases, management expects all of the reporting entities' capital ratios to continue to exceed regulatory requirements.

The capital base has been strengthened through earnings retention and the issuance of common stock. The earnings retention rate, which the board of directors adjusts through declaration of cash dividends, was 53.8% for the first three quarters of 1997, compared to 64.5% for the first three quarters of 1996. The quarterly cash dividend was raised to $0.152 per share in the second quarter of 1996, to $0.190 per share in the fourth quarter of 1996 and to $0.22 per share in the third quarter of 1997. Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At September 30, 1997, approximately $29.4 million, compared to $25.3 million at September 30, 1996, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards.

The sale of common stock through shareholder and employee plans increased capital $1.4 million and $1.3 million, respectively, in the first three quarters of 1997 and 1996. In the first quarter of 1996, the board of directors approved the purchase of up to 400,000 shares of the Company's common stock in the open market. During the first three quarters of 1997, 64,606 shares were purchased for $0.9 million compared to 73,850 shares purchased for $1.7 million during the first three quarters of 1996.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8.0%. The minimum Tier I capital to risk-adjusted assets is 4.0%. The Company's total capital and Tier I capital to risk-adjusted assets ratio was 14.96% and 13.76%, respectively, at September 30, 1997 compared with 14.98% and 13.73%, respectively at September 30, 1996. The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of Tier I capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum leverage ratio of 3.0% for companies that meet certain specified criteria. The Company's leverage ratio was 9.75% at September 30, 1997, compared with 9.70% at September 30, 1996.

The Federal Deposit Insurance Act requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. As of September 30, 1997, all of the Company's insured depository institutions met the criteria to be classified as "well capitalized".

RESULTS OF OPERATIONS
Net income for the first nine months increased 8.5% in 1997, reaching $13.3 million, compared to $12.3 million in 1996. Net income for the third quarter increased 13.3% in 1997, reaching $4.3 million, compared to $3.8 million in 1996. Net income per common share for the first nine months increased 4.8% to $1.3 in 1997, compared to $1.24 for 1996. Net income per common share for the third quarter was $0.42 in 1997, compared to $0.38 for 1996. Results for 1997 were impacted by increased loan volume and improved noninterest income offset by higher provision for loan losses and noninterest expense.

Return on average stockholders' equity for the first nine months of 1997 and 1996 was 12.09% and 12.43%, respectively. Return on average assets for both the first nine months of 1997 and 1996 was 1.25%.

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

Table 5
Net Interest Income Analysis                  Average                   Average
Nine months ended September 30, 1997           volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                      $1,053,359      $71,997         9.14%
Securities                                    312,022       16,521         7.08
Other interest earning assets                   2,445           91         4.98
                                            ---------       ------
                                            1,367,826       88,609         8.66

Time deposits                                 614,401       26,086         5.68
All other interest bearing deposits           424,090       11,889         3.75
Other interest bearing liabilities            147,418        6,121         5.55
                                            ---------       ------
                                           $1,185,909       44,096         4.97
                                                            ------         ----
Net interest income (TE) spread                            $44,513         3.69%
                                                            ======         ====
Net interest income (TE) as a percent
 of average interest-earning assets                                        4.35%
                                                                           ====

Table 6
Net Interest Income Analysis                  Average                   Average
Nine months ended September 30, 1996           volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $937,948      $64,268         9.15%
Securities                                    308,144       16,128         6.99
Other interest earning assets                   2,359           84         4.76
                                            ---------       ------
                                            1,248,451       80,480         8.61

Time deposits                                 582,160       24,247         5.56
All other interest bearing deposits           389,996       10,298         3.53
Other interest bearing liabilities            116,697        4,669         5.34
                                            ---------       ------
                                           $1,088,853       39,214         4.81
                                                            ------         ----
Net interest income (TE) spread                            $41,266         3.80%
                                                            ======         ====
Net interest income (TE) as a percent
 of average interest-earning assets                                        4.42%
                                                                           ====

Table 7
Net Interest Income Analysis                  Average                   Average
Three months ended September 30, 1997          volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                      $1,061,453      $24,432         9.13%
Securities                                    316,688        5,566         6.97
Other interest earning assets                   1,076           14         5.16
                                            ---------       ------
                                            1,379,217       30,012         8.63

Time deposits                                 619,002        8,863         5.68
All other interest bearing deposits           435,052        4,282         3.90
Other interest bearing liabilities            141,320        1,987         5.58
                                            ---------       ------
                                           $1,195,374       15,132         5.02
                                                            ------         ----
Net interest income (TE) spread                            $14,880         3.61%
                                                            ======         ====
Net interest income (TE) as a percent                                      4.28%
 of average interest-earning assets                                        ====

Table 8
Net Interest Income Analysis                  Average                   Average
Three months ended September 30, 1996          volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                        $971,491      $22,399         9.17%
Securities                                    307,135        5,396         6.99
Other interest earning assets                   1,334           15         4.47
                                            ---------       ------
                                            1,279,960       27,810         8.64

Time deposits                                 590,052        8,300         5.60
All other interest bearing deposits           395,434        3,548         3.57
Other interest bearing liabilities            132,711        1,808         5.42
                                            ---------       ------
                                           $1,118,197       13,656         4.86
                                                            ------         ----
Net interest income (TE) spread                            $14,154         3.78%
                                                            ======         ====
Net interest income (TE) as a percent
 of average interest-earning assets                                        4.40%
                                                                           ====


For the nine months ended September 30, 1997, net interest income, on a tax-equivalent (TE) basis, increased 7.9%, or $3.2 million to $44.5 million compared to $41.3 million for the nine months ended September 30, 1996. The 1996 increase of 13.5%, or $4.9 million was attributed to increased volume of earning assets, while volume and margin improvement provided approximately equal amounts to the 1996 increased net interest income.

For 1997, management is attempting to balance volume increases and pricing to a greater degree. Low levels of nonperforming loans favorably contributed to margins each period and net interest income margins benefit from a favorable mix of earning assets and funding sources.

Net interest income (TE) as a percent of average earning assets was 4.35% and 4.42% for the nine months ended September 30, 1997 and 1996, respectively. Interest earned on loans for the nine months ended September 30, 1997 was 4.17% greater than the average funding cost, down from 4.34% for the nine months ended September 30, 1996. Management attributes this to their concentration on secured residential real estate lending and a competitive consumer market.

PROVISION FOR LOAN LOSSES
The Company's primary business of making real estate, consumer and commercial loans entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Company. Accordingly, a significant factor in the Company's past and future operating results is the level of the provision for loan losses. The provision for loan losses amounted to $2.6 million for the nine months ended September 30, 1997, an increase of $0.9 million or 49.3% when compared to $1.7 for the nine months ended September 30, 1996. The increase in the 1997 provision for loan losses was influenced by the growth in outstanding loans and net loan chargeoffs, particularly consumer chargeoffs. The annualized provision for loan losses as a percentage of average loans was 0.33% for the nine months ended September 30, 1997, up from 0.28% and 0.25%, for the years ended December 31, 1996 and 1995, respectively. Levels of providing for loan losses reflect, among other things, management's evaluation of potential problem loans.

Net chargeoffs as a percentage of average loans were 0.30% and 0.13% for the nine months ended September 30, 1997 and 1996, respectively. Net chargeoffs as a percent of average loans were 0.17% for the five-year period ended December 31, 1996. The allowance for loan losses is 1.40% and 1.44%, respectively, of outstanding loans at September 30, 1997 and 1996. The allowance is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.


                                                Three Months Ended         Nine Months Ended
Table 7                                            September 30,             September 30,
Allowance for Loan Losses                        1997         1996         1997         1996
____________________________________________________________________________________________
(dollars in thousands)

Balance at beginning of period                $14,989      $13,915      $14,795      $13,371
Allowance associated with loans acquired            0          481            0          481
Provision charged to expense                      919          588        2,600        1,742
Loans charged off                                (962)        (640)      (2,675)      (1,522)
Recoveries of chargeoffs                           56          321          282          593
                                               ------       ------       ------       ------
Net loans charged off                            (906)        (319)      (2,393)        (929)
                                               ------       ------       ------       ------
Balance at end of period                      $15,002      $14,665      $15,002      $14,665
                                               ======       ======       ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                0.34%        0.24%        0.33%        0.25%
Net chargeoffs to
 average loans                                   0.34         0.13         0.30         0.13
Allowance for loan losses
 to period end loans                             1.40         1.44         1.40         1.44


NONINTEREST INCOME
Noninterest income is an important but not yet significant source of revenue for the Company, representing 14.9% of tax-equivalent revenues, excluding securities gains, for the first three quarters of 1997, up from 13.2% for the first three quarters of 1996. During the last two years, the Company has continued to engage outside consulting firms to review banking products and services. As a result, fees from traditional deposit services as well as revenues from brokerage activities and other commission business have been increased by management's focus on improving all areas of noninterest income. Noninterest income amounted to $7.8 million for the nine months ended September 30, 1997, a 25.8% increase compared to $6.2 million for the nine months ended September 30, 1996. Service charges on deposit accounts, the largest component of noninterest income, increased 30.2% primarily due to a change in the assessment of overdraft fees. This level of increase is not expected to continue in future years. Insurance commissions for the year of 1997 are expected to equal comparative prior periods due to renewed management focus. Management continues to seek ways to increase fee income from services.


                                                Three Months Ended         Nine Months Ended
Table 8                                            September 30,             September 30,
Noninterest Income                               1997         1996         1997         1996
____________________________________________________________________________________________
(in thousands)

Service charges on deposits                    $1,354       $1,056       $3,904       $2,998
Net securities gains (losses)                       0            0            0           (4)
Trust fees                                        398          317        1,036          989
Insurance commissions                             116          140          400          453
Bankcard fees                                     176          164          527          484
Other income                                      720          475        1,928        1,276
                                                -----        -----        -----        -----
                                               $2,764       $2,152       $7,795       $6,196
                                                =====        =====        =====        =====
Annualized Ratio:
Noninterest income
 to average assets                               0.76%        0.64%        0.73%        0.63%

NONINTEREST EXPENSE
The Company's efficiency ratios have improved, despite costs associated with system changes. The ratio of overhead to revenue was 54.64% for the nine months ended September 30, 1997, compared to 55.58% for the nine months ended September 30, 1996. Noninterest expense to average assets was approximately the same for both periods. There is a constant process of evaluation to reach the optimum balance between revenue and overhead. Prior to the third quarter of 1997, subsidiary banks used three different data processors for principal customer applications. Two of the systems have now been converted to the Company's primary data processor to allow for more uniform applications and better employee utilization. Also during the third quarter of 1996, an additional bank subsidiary was merged into the lead bank. A total of six separate subsidiaries have now been merged to in order to provide opportunity for future efficiencies.

The ratio of personnel expense decreased slightly as a percentage of average total assets to 1.23% for the nine months ended September 30, 1997, compared to 1.24% for the nine months ended September 30, 1996. Comparable staffing levels were maintained at September 30, 1997 and 1996. An additional one-time expense amounting to approximately $116,000 was incurred in the first quarter of 1996 to terminate a defined benefit plan of an acquired bank.

For the last three years, equipment expense has increased by an average of approximately 14.9%. For 1997, management expected a double-digit percentage increase due to implementation of new systems. The Company has made purchases amounting to approximately $3.3 million for equipment during the last two years as technology has advanced and the need to leverage personnel costs has intensified. Management is attempting to increase customers volumes and leverage personnel expense through the use of additional technology and plans to continue to purchase technology for new product delivery systems.

Data processing expense for the first three quarters of 1997 was 24.2% higher than the first three quarters of 1996, which was significantly higher than the previous year. Direct fees totaled $215,289 for the conversion of two systems during the quarter. Excluding these fees, data processing expense for the third quarter of 1997 was 11.1% greater than the same quarter in the previous year. This is due to additional business volume and processes. Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Increased goodwill amortization resulted from the acquisition of a savings bank in the third quarter of 1996.


                                                Three Months Ended         Nine Months Ended
Table 9                                            September 30,             September 30,
Noninterest Expense                              1997         1996         1997         1996
____________________________________________________________________________________________
(in thousands)

Salaries                                       $3,900       $3,477      $11,166      $10,327
Employee benefits                                 655          573        2,013        1,891
Occupancy expense                                 501          471        1,501        1,373
Equipment expense                                 675          548        1,967        1,582
Deposit insurance expense                          52        1,350          157        1,529
Data processing expense                           906          622        2,340        1,884
Bank share taxes                                  421          391        1,257        1,158
Goodwill amortization                             244          220          733          635
Legal and consulting fees                         415          139        1,325          397
Other expense                                   2,155        1,985        6,121        5,604
                                               ------       ------       ------       ------
                                               $9,924       $9,776      $28,580      $26,380
                                               ======       ======       ======       ======
Annualized Ratios:
Overhead ratio                                  56.25%       59.95%       54.64%       55.58%
Noninterest expense
 to average assets                               2.73         2.89         2.67         2.68



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

The increase in income tax expense for the nine months ended September 30, 1997 from the comparable 1996 period, is attributable to higher operating earnings and a higher effective tax rate. The Company's effective tax rate was 32.5% and 31.4% for the nine months ended September 30, 1997 and 1996, respectively. The effective tax rate increased due to the continued decline in tax-exempt income, an increase in nondeductible acquisition expenses and interstate taxation.


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


Table 10
Interest Rate Sensitivity
 Analysis                           1-90       91-365     Total at      >1 - <3      >3 - <5     >5 - <15      Over 15
September 30, 1997                  Days         Days       1 year        years        years        years        years        Total
___________________________________________________________________________________________________________________________________
(in thousands)

Rate Sensitive Assets
Securities, at cost
  U.S. treasury
   and agencies                     $198       $3,197       $3,395      $23,041      $43,413       $6,474       $1,577      $77,900
  Mortgage-backed                 10,849       34,492       45,341       43,996       34,366       45,858        2,673      172,234
  Municipal bonds                  1,162        2,867        4,029        6,567       10,271       40,851          174       61,892
  Other                            7,338           65        7,403           35        1,602            0            0        9,040
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
                                  19,547       40,621       60,168       73,639       89,652       93,183        4,424      321,066
Loans                            332,056      421,145      753,201      157,547       84,625       70,710        5,318    1,071,401
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
                                 351,603      461,766      813,369      231,186      174,277      163,893        9,742    1,392,467
Rate Sensitive Liabilities
Deposits
  Transaction and savings        189,597            0      189,597       30,546       30,546      152,731       42,305      445,725
  Time                           185,784      259,979      445,763      176,284       18,320        3,227            0      643,594
Short-term borrowings             79,562        4,418       83,980            0            0            0            0       83,980
Long-term borrowings              34,411          685       35,096        2,824          846        3,658        1,634       44,058
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
                                 489,354      265,082      754,436      209,654       49,712      159,616       43,939    1,217,357
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
Period Gap                     ($137,751)    $196,684      $58,933      $21,532     $124,565       $4,277     ($34,197)    $175,110
                                 =======      =======      =======      =======      =======    =========    =========    =========

Cumulative Gap at 09/30/97     ($137,751)     $58,933      $58,933      $80,465     $205,030     $209,307     $175,110     $175,110

Cumulative Gap at 12/31/96     ($102,059)     $63,764      $63,764      $89,661     $166,128     $186,139     $166,128     $166,128

The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Simulation and interest rate gap analyses are used to scrutinize the sensitivity of net interest income over a relatively short (1-2 years) time horizon. The analyses are used to examine the impact on earnings of an immediate interest rate shock as well as other forecasted rate scenarios. Each scenario incorporates what management believes to be the most reasonable assumptions about such variables as volumes, prepayment rates for mortgage assets and repricing characteristics. A valuation analysis is also performed to measure the sensitivity of the Company's net interest income. This analysis involves discounting projected future cash flows of assets, liabilities and off-balance sheet positions to arrive at an estimated net present economic value. The September 30, 1997 cumulative gap at one year between rate sensitive assets and liabilities has changed little from December 31 or September 30, 1996.

PART II



Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     (10.5) Employment Agreement with Aubrey W. Lippert, Chief Executive
            Officer of Peoples First Corporation

     (10.6) Employment Agreement with Allan B. Kleet, Chief Financial
            Officer of Peoples First Corporation

     (27.1) Financial Data Schedules (SEC use only)

     (b) Reports on Form 8-K - None

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PEOPLES FIRST CORPORATION

                              11/12/97       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              11/12/97       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Accounting Officer