Form 10-K
period 1997-12-31
PEOPLES FIRST CORP
filed 1998-03-12
CIK 718077

_______________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the Fiscal Year Ended December 31, 1997
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 16, 1998: Common stock, no par value - $313,847,000.

The number of shares outstanding of the Registrant's only class of stock as of February 16, 1998: Common stock, no par value - 10,024,311 shares outstanding.

               Documents Incorporated by Reference - None



_____________________________________________________________________________1











INDEX
                                                                           Page
_______________________________________________________________________________

PART I.

Item 1.  Business                                                             3
Item 2.  Properties                                                          15
Item 3.  Legal Proceedings                                                   15
Item 4.  Submission of Matters to a Vote of Securities Holders               15

PART II.

Item 5.  Market for the Registrant's Common Stock and Related
           Shareholder Matters                                               16
Item 6.  Selected Financial Data                                             17
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               19
Item 8.  Financial Statements and Supplementary Data                         31
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               62

PART III.

Item 10.  Directors and Executive Officers of the Registrant                 63
Item 11.  Executive Compensation                                             67
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                                   70
Item 13.  Certain Relationships and Related Transactions                     71

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                      71

          Signatures                                                         73













                                                                              2






PART I

Item 1.  Business

Peoples First Corporation (the "Company") is a multi-bank and unitary savings and loan holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") pursuant to Section 5(a) of the Bank Holding Company Act of 1956, as amended. Its primary business is banking. In recent years, the Company has been one of the ten largest independent financial institutions headquartered in Kentucky. The Company conducts a complete range of commercial and personal banking activities through two wholly owned subsidiaries: The Peoples First National Bank & Trust Company of Paducah ("Peoples Bank") in the Kentucky counties of McCracken, Marshall, Ballard, Livingston, Calloway and Graves Counties, and in the Tennessee county of Montgomery; and, Peoples First, F.S.B. of Central City (Saving Bank) in Muhlenberg, Ohio, McLean and Butler Counties. As a part of the Company's banking services, it subsidiaries are engaged in mortgage orgination and servicing, investment management and trust services, the issuance of credit and debit cards, the sale of loans, full-service brokerage services and the sale of bank-eligible insurance products. Its primary market is western Kentucky and northwestern Tennessee and Peoples First Corporation's principal executive offices are located at 100 South Fourth Street, Paducah, Kentucky 42002-2200.

The Company is a Kentucky Corporation incorporated on March 1, 1983. The Company became a bank holding company when it acquired Peoples Bank in 1983.
The Company acquired (and subsequently merged into Peoples Bank during 1994) First Liberty Bank in 1985, First National Bank of LaCenter in 1987, Salem Bank, Inc. in 1989, Bank of Murray in 1992 and Liberty Bank and Trust in 1994. The Savings Bank was acquired in 1994. During 1996 the Company acquired all of the outstanding shares of Guaranty FSB (and subsequently merged into Peoples Bank during 1997) in exchange for 315,002 shares of Peoples First Corporation common stock. Guaranty FSB's had three locations immediately southeast of the market area served by Peoples Bank.

Dividends from Peoples Bank and the Savings Bank (collectively the "banks") are the principal source of cash flow for the Company. Legal limitations are imposed on the amount of dividends that may be paid by the banks. Although the Company may engage in other activities, subject to rules and regulations of the Federal Reserve Board and Kentucky Department of Financial Institutions, it is currently expected that the banks will remain the principal source of operating revenues.

Peoples Bank, organized in 1926, provides a full range of banking services to the Western Kentucky region through its main office in Paducah, Kentucky and twelve full service branch offices, three limited service branch offices and one business operations office. Commercial lending services provided to medium-size and small businesses, real estate mortgage lending and individual consumer lending services are the primary sources of operating revenues. Peoples Bank had total deposits of $1,030.7 million at December 31, 1997 and is the first or second largest commercial banking operation in each of the six Kentucky counties it operates. At December 31, 1997, Peoples Bank had 483 full-time equivalent employees.
                                                                              3






The Savings Bank, organized in 1934, provides a broad array of banking services to the Western Kentucky region through its main office in Central City, Kentucky and five branch offices. Residential real estate mortgage lending is the primary source of operating income. First Kentucky FSB had total deposits of $146.9 million at December 31, 1997 and is largest financial institution headquartered in their immediate West-Central Kentucky market area. At December 31, 1997, the Savings Bank had 70 full-time equivalent employees.

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

Peoples Bank, chartered under the National Bank Act, is subject to the supervi-sion of and is regularly examined by the Comptroller of the Currency of the United States. By law, Peoples Bank is a member of the Federal Reserve System and insured members of the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). As such, it is subject to regulation by these federal agencies. The Savings Bank is a federally chartered savings association, subject to the supervision of and are regularly examined by Office of Thrift Supervision. It is subject to certain reserve requirements of the FRB and are insured members of the Savings Association Insurance Fund of the FDIC, and, as such, are subject to regulation and examined by these federal agencies.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) was principally designed to deal with the financial crisis involving the thrift industry and the Federal Savings and Loan Insurance Corporation. FIRREA contains many provisions which affect banks and bank holding companies. FIRREA included substantial increases in the enforcement powers available to regulators. The FDIC's enforcement powers were expanded. Several civil and criminal penalties were added which address misconduct and knowingly or recklessly causing a substantial loss to an insured institution. FIERRA expanded the power of bank holding companies by permitting them to acquire any savings assocation, including healthy as well as troubled institutions.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) contained many provisions affecting the banking industry. FDICIA included provisions, among others to: 1) reform the deposit insurance system, 2) establish a format for closer monitoring of financial institutions and to enable prompt corrective action by banking regulators when a financial institution begins to experience difficulty, 3) establish five capital levels for financial institutions that would impose more scrutiny and restriction on less capitalized insstitutions, 4) require regulators to set operational and managerial standards for all insured institutions, including limits on excessive compensation to executive officers, directors and principal shareholders, and establish standards for loans secured by real estate, 5) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions and the ability to require independent audits, 6) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. Further FDCIA permited the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury Department and other sources or for any other purpose the FDIC deems necessary.

Future legislative actions, possibly including restructuring and modernization of financial institution regulation, could have dramatic effect on the cost of doing business and competitiveness. The terms or timing of future legislation or regulatory actions that may be adopted cannot be predicted, accordingly, the potential effect on the Company is unknown.

Changes in the national economy and in the money markets, together with the effects of actions by monetary and fiscal authorities, make it exceedingly difficult to predict with any reasonable accuracy the possible future changes in interest rates and their effect on deposit levels, loan demand and the business and earnings of the Company and its subsidiaries.

Statistical Disclosures

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

A.  AVERAGE BALANCE SHEETS                       For the Year Ended December 31,
    (in thousands)                               1997         1996         1995
_______________________________________________________________________________

INTEREST-EARNING ASSETS
Loans (1)                                  $1,063,185     $960,726     $865,707
Taxable securities                            252,993      244,917      251,107
Non-taxable securities                         61,416       61,734       64,835
Short-term investments                          2,644        2,512        2,877
                                            ---------    ---------    ---------
                                            1,380,238    1,269,889    1,184,526
NONINTEREST-EARNING ASSETS
Cash and due from banks                        30,324       35,586       33,515
Allowance for loan losses                     (14,965)     (14,066)     (12,691)
Other assets                                   47,844       44,221       40,582
                                            ---------    ---------    ---------
                                           $1,443,441   $1,335,630   $1,245,932
                                            =========    =========    =========

INTEREST-BEARING LIABILITIES
Transaction accounts                         $352,563     $310,666     $253,689
Savings deposits                               79,864       84,684       87,618
Time deposits                                 618,628      588,289      598,514
Short-term borrowings                         100,285      112,459       86,400
Long-term borrowings                           44,524        9,785        7,946
Other liabilities                               1,060        1,382        1,292
                                            ---------    ---------    ---------
                                            1,196,924    1,107,265    1,035,459

NONINTEREST-BEARING LIABILITIES
Demand deposits                                84,176       82,269       82,752
Other liabilities                              13,330       11,523        9,176

STOCKHOLDERS' EQUITY                          149,011      134,573      118,545
                                            ---------    ---------    ---------
                                           $1,443,441   $1,335,630   $1,245,932
                                            =========    =========    =========

(1) Nonperforming loans are included in
    average loans

B. ANALYSIS OF NET INTEREST EARNINGS             For the Year Ended December 31,
   (in thousands)                                1997         1996         1995
_______________________________________________________________________________

INTEREST INCOME
Loans (TE) (2)                                $97,017      $87,950      $78,573
Taxable securities                             16,733       15,842       16,082
Non-taxable securities (TE) (2)                 5,364        5,704        5,847
Short-term investments                            133          122          160
                                              -------      -------      -------
                                              119,247      109,618      100,662

INTEREST EXPENSE
Transaction accounts                           14,122       11,606        9,101
Saving deposits                                 2,309        2,422        2,460
Time deposits                                  35,030       32,874       34,047
Short-term borrowings                           5,452        5,958        4,939
Long-term borrowings                            2,588          608          515
Other liabilities                                  80           91           90
                                              -------      -------      -------
                                               59,581       53,559       51,152
                                              -------      -------      -------
NET INTEREST INCOME (TE) (2)                   59,666       56,059       49,510
TE Basis Adjustment                            (1,775)      (1,945)      (1,916)
                                              -------      -------      -------
NET INTEREST EARNINGS                         $57,891      $54,114      $47,594
                                              =======      =======      =======

(2) Tax equivalent (TE) interest income is based upon a Federal income tax rate of 35%.

B. AVERAGE YIELDS AND RATES PAID                 For the Year Ended December 31,
                                                 1997         1996         1995
_______________________________________________________________________________

AVERAGE YIELDS FOR INTEREST-EARNING ASSETS
Loans (TE) (1) (2)                               9.13%        9.15%        9.08%
Taxable securities                               6.61%        6.47%        6.40%
Non-taxable securities (TE) (2)                  8.73%        9.24%        9.02%
Short-term investments                           5.03%        4.86%        5.56%
All interest-earning assets                      8.64%        8.63%        8.50%

AVERAGE RATES FOR INTEREST-BEARING LIABILITIES
Transaction accounts                             4.01%        3.74%        3.59%
Saving deposits                                  2.89%        2.86%        2.81%
Time deposits                                    5.66%        5.59%        5.69%
Short-term borrowings                            5.44%        5.30%        5.72%
Long-term borrowings                             5.81%        6.21%        6.48%
Other liabilities                                7.55%        6.58%        6.97%
All interest-bearing liabilities                 4.98%        4.84%        4.94%
                                                 ----         ----         ----
NET INTEREST-RATE SPREAD (TE) (2)                3.66%        3.79%        3.56%
                                                 ====         ====         ====

NET YIELD ON INTEREST-EARNING ASSETS             4.32%        4.41%        4.18%
                                                 ====         ====         ====

(1) Nonperforming loans are included in
    average loans
(2) Tax equivalent (TE) interest income is based upon a Federal income tax rate of 35%.

C. FOR THE LAST TWO FISCAL YEARS

CHANGES ATTRIBUTABLE TO VOLUME AND RATE        Change       Due to       Due to
(in thousands)                              1997/1996       Volume     Rate (3)
_______________________________________________________________________________

INTEREST INCOME
Loans (1) (2)                                  $9,067       $9,380        ($313)
Taxable securities                                891          522          369
Non-taxable securities (TE) (2)                  (340)         (29)        (311)
Short-term investments                             11            6            5
                                               ------
                                                9,629        9,525          104
INTEREST EXPENSE
Transaction accounts                            2,516        1,565          951
Saving deposits                                  (113)        (138)          25
Time deposits                                   2,156        1,695          461
Short-term borrowings                            (506)        (645)         139
Long-term borrowings                            1,980        2,159         (179)
Other liabilities                                 (11)         (21)          10
                                               ------
                                                6,022        4,337        1,685
                                               ------       ------       ------
NET INTEREST INCOME (TE) (2)                   $3,607       $5,188      ($1,581)
                                               ======       ======       ======

(1) Nonperforming loans are included in average loans.
(2) Tax equivalent (TE) net interest income is based upon a Federal income tax rate of 35%.
(3) Changes due to both rate and volume are included in due to rate.

CHANGES ATTRIBUTABLE TO VOLUME AND RATE        Change       Due to       Due to
(in thousands)                              1996/1995       Volume     Rate (3)
_______________________________________________________________________________

INTEREST INCOME
Loans (TE) (1)                                 $9,377       $8,624         $753
Taxable securities                               (240)        (396)         156
Non-taxable securities (TE) (2)                  (143)        (280)         137
Short-term investments                            (38)         (20)         (18)
                                               ------
                                                8,956        7,254        1,702

INTEREST EXPENSE
Transaction accounts                            2,505        2,044          461
Saving deposits                                   (38)         (82)          44
Time deposits                                  (1,173)        (582)        (591)
Short-term borrowings                           1,019        1,490         (471)
Long-term borrowings                               93          119          (26)
Other liabilities                                   1            6           (5)
                                               ------
                                                2,407        3,547       (1,140)
                                               ------       ------       ------
NET INTEREST INCOME (TE) (2)                   $6,549       $3,707       $2,842
                                               ======       ======       ======

(1) Nonperforming loans are included in average loans.
(2) Tax equivalent (TE) net interest income is based upon a Federal income tax rate of 35%.
(3) Changes due to both rate and volume are included in due to rate.

II.  Security Portfolios

A. Footnote 4 to the Consolidated Financial Statements included herein on page 43 presents the book value as of the end of 1997 and 1996 of securities by type of security.

B. Footnote 4 to the Consolidated Financial Statements included herein on page 43 presents the amortized cost, estimated market value and the weighted average yield of securities at December 31, 1997, by contractual maturity range.

C. As of December 31, 1997, the Company owned no securities (other than U. S. Government and U. S. Government agencies and corporations) issued by one issuer for which the book value exceeded ten percent of stockholders' equity.

III.  Loan Portfolio

A. The table of Types of Loans in Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) included herein on page 20 presents the amount of all loans in various categories as of the end of 1997 and 1996.

B. The following table presents the maturities in the loan portfolio, excluding commercial paper, real estate mortgage, installment, consumer revolving credit and other loans at December 31, 1997:

Loan Portfolio Maturities         1 year       1 to 5         Over
December 31, 1997                or less        years      5 years        Total
_______________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural               $81,459      $28,485       $9,980     $119,924
Real estate construction          18,284        3,744        2,129       24,157
                                 -------      -------      -------      -------
                                 $99,743      $32,229      $12,109     $144,081
                                 =======      =======      =======      =======

The amounts of these loans due after one year which have predetermined rates and adjustable rates are $17.9 million and $26.4 million, respectively.

C. Risk Elements

1. The table of Nonperforming Assets in MDA included herein on page 22 states the amount of nonaccrual, past due and restructured loans. The following table states the gross interest income that would have been recorded for the years ended December 31, 1993 through 1997, if the nonaccrual and renegotiated loans had been current in accordance with their original terms, and the amount of interest income that was included in net income for each year:


Interest Income on Nonaccrual
  and Restructured Loans
Year ended December 31,             1997         1996         1995         1994         1993
____________________________________________________________________________________________
(in thousands)

Contractual interest                $749         $504         $421         $209         $407
Interest recognized                  441          343          351          192          279

2.  Potential Problem Loans

Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At December 31, 1997, loans with a total principal balance of $26.5 million had been identified which may become nonperforming in the future, compared to $26.4 million at December 31, 1996. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms. The identified potential problem loan totals consist of many different loans and are generally loans for which the collateral appears to be sufficient but that have potential financial weakness evidenced by internal credit review's analysis of historical financial information. At December 31, 1997, a total of $7.4 million of potential problem loans were to three borrowers.

3.  Foreign Outstandings

There were no foreign outstandings at anytime during the last three years.

4.  Loan Concentrations

As of December 31, 1997, there was no concentration of loans exceeding 10% of total loans which are not otherwise disclosed in the Types of Loans table pursuant to III. A. There were no amounts loaned in excess of 10% of total loans to a multiple of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Most loans are originated in the immediate market area of the banks.

D. Other Interest Bearing Assets

The Company has no other interest earning assets that would be required to be disclosed under Item III. C.1. or 2. if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The following table presents an analysis of loss experience and the allow-ance for loan losses for the years ended December 31, 1997, 1996, 1995, 1994, and 1993:

Analysis of the Allowance
  for Loan Losses
Year ended December 31,             1997         1996         1995         1994         1993
_______________________________________________________________________________ _____________
(in thousands)

Balance at beginning of
 year                            $14,795      $13,371      $12,188      $10,715       $8,606
Allowance associated with
 loans acquired                       --          481           --           --           --
Provision charged to
 expense                           5,041        2,664        2,167        1,723        2,541
Loan charge-offs
  Commercial, financial
   and agricultural                 (463)        (467)        (450)        (248)        (463)
  Real estate mortgage              (848)        (401)        (225)         (81)        (240)
  Installment loans               (1,984)      (1,273)        (540)        (279)        (317)
  Consumer revolving
   credit                           (447)        (383)         (92)         (78)         (24)
                                  ------       ------       ------       ------       ------
                                  (3,742)      (2,524)      (1,307)        (686)      (1,044)

Loan charge-off recoveries
  Commercial, financial
   and agricultural                  135          556          133          339          376
  Real estate mortgage                34           59           63            9          110
  Installment loans                  133          141          117           76          122
  Consumer revolving
   credit                             46           47           10           12            4
                                  ------       ------       ------       ------       ------
                                     348          803          323          436          612
                                  ------       ------       ------       ------       ------
Net loan charge-offs              (3,394)      (1,721)        (984)        (250)        (432)
                                  ------       ------       ------       ------       ------
Balance at end of year           $16,442      $14,795      $13,371      $12,188      $10,715
                                  ======       ======       ======       ======       ======


Year end balance of loans     $1,101,707   $1,036,429     $914,497     $805,947     $704,037
Average loans outstanding      1,063,185      960,726      865,707      755,314      660,345
Allowance / year end loans          1.49%        1.42%        1.46%        1.51%        1.52%
Provision / net chargeoffs        148.53%      154.79%      220.22%      689.20%      588.19%
Nonperforming assets              13,067       12,187        6,806        6,679        6,591
Potential problem loans           26,488       26,362       14,300       14,800       22,400


B. The following tables present a breakdown of the allowance for loan losses at December 31, 1997, 1996, 1995, 1994 and 1993:


Allocation of the Allowance
  for Loan Losses
December 31,                        1997         1996         1995         1994         1993
____________________________________________________________________________________________
(in thousands)

Commercial, financial
 and agricultural                 $4,000       $3,107       $2,951       $3,134       $2,973
Real estate
  Construction                       150          150           97           97           61
  Residential mortgage             2,000        1,612        1,598        1,496        1,285
  Commercial mortgage              3,498        4,100        3,905        4,050        3,626
Consumer loans                     6,200        5,526        4,581        3,215        2,598
Consumer revolving credit            594          300          239          196          172
                                  ------       ------       ------       ------       ------
                                 $16,442      $14,795      $13,371      $12,188      $10,715
                                  ======       ======       ======       ======       ======

Percent of Loans in Each
 Category to Total Loans
December 31,                        1997         1996         1995         1994         1993
____________________________________________________________________________________________

Commercial, financial
 and agricultural                   10.9%        11.6%        12.5%        13.9%        16.9%
Real estate mortgage
  Construction                       2.2%         2.9%         2.1%         2.4%         1.7%
  Residential mortgage              42.5%        40.7%        39.9%        39.5%        38.3%
  Commercial mortgage               17.1%        16.8%        17.3%        17.3%        18.1%
Consumer loans                      27.1%        27.9%        28.0%        26.6%        24.6%
Other                                0.2%         0.1%         0.2%         0.3%         0.4%
                                   -----        -----        -----        -----        -----
                                   100.0%       100.0%       100.0%       100.0%       100.0%
                                   =====        =====        =====        =====        =====

V. DEPOSITS

A.B.  Average Balances and Rates Paid by Deposit

The Average Balance Sheets table and Average Yields and Rates Paid table in-cluded herein on pages 6 and 8 present the average amount of and the average rate paid for the years ended December 31, 1997, 1996 and 1995.

C. Foreign Deposits

The Company had no foreign deposits during the past three years.

D.E.  Maturity Distribution of Time Deposits of $100,000 or More

The following table states the amount of time certificates of deposit at December 31, 1997, of $100,000 or more by maturity:

Maturity of $100,000 Time Deposits
December 31, 1997
_______________________________________________________________________________
(in thousands)

Maturing 3 months or less                                               $15,878
Maturing over 3 months through 6 months                                  12,336
Maturing over 6 months through 12 months                                 33,043
Maturing over 12 months                                                  44,336
                                                                        -------
                                                                       $105,593
                                                                        =======

                                                 For the Year Ended December 31,
VI.  RETURN ON EQUITY AND ASSETS                 1997         1996         1995
_______________________________________________________________________________

1.  Return on average assets                     1.12%        1.29%        1.19%
2.  Return on average equity                    10.86%       12.75%       12.46%
3.  Dividend payout ratio                       50.62%       36.00%       31.17%
4.  Equity to assets ratio                      10.31%       10.08%        9.51%


VII.  SHORT-TERM BORROWINGS

A. Footnote 8 to the Consolidated Financial Statements included herein on page 49 presents for each category of short-term borrowings, the amounts outstanding at the end of the reported periods, the weighted average interest rate, the maximum amount of borrowings in each catergory at any month-end and the approximate weighted interest rate.

Item 2.  PROPERTIES

The Company's investments in premises and equipment are comprised of properties owned and leased by the banks. Peoples Bank owns the building housing its main offices, which contains 17,325 square feet of space and is located at 401 Kentucky Avenue. Peoples Bank also owns its Service Center, located at 100 South Fourth Street, which contains 50,000 square feet of space and houses the Company's executive offices. Of the twenty-seven other banking offices of the banks, twenty-four are owned and three are leased by their respective bank.

Item 3.  LEGAL PROCEEDINGS - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

Market Information, Dividends
The registrant's only class of common stock is traded on the National Associa-tion of Securities Dealers Automated Quotation System National Market System. Peoples First Corporation's common stock symbol is "PFKY". Share and per share information have been adjusted to give effect to 5% stock dividends declared on January 17, 1996 and January 21, 1997. The high and low stock prices and the quarterly dividends declared on the Company's common stock for each quarter of 1997 and 1996 are as follows:

High and Low Stock Prices          First       Second        Third       Fourth
  Dividends Declared             quarter      quarter      quarter      quarter
_______________________________________________________________________________

High 1997                         $26.50       $29.25       $34.75       $39.50
Low 1997                           23.33        23.50        27.75        28.50
Cash dividends declared             0.19         0.19         0.22         0.22

High 1996                         $22.38       $22.62       $21.90       $24.29
Low 1996                           19.50        19.76        20.00        20.95
Cash dividends declared             0.14         0.15         0.15         0.19

Holders
The approximate number of holders of registrant's only class of common stock as of February 16, 1998, was 3,250.


SELECTED FINANCIAL DATA

December 31,                        1997         1996         1995         1994         1993
____________________________________________________________________________________________
(in thousands)

Interest-Earning Assets
Loans, net                    $1,087,405   $1,023,520     $901,126     $793,759     $693,322
Securities                       316,493      304,311      306,642      333,527      375,366
Short-term investments                 0            0            0            0        3,100
                               ---------    ---------    ---------    ---------    ---------
                               1,403,898    1,327,831    1,207,768    1,127,286    1,071,788
Cash and due from banks           46,820       43,285       37,524       39,333       42,591
Premises and equipment            20,310       19,376       18,226       16,980       16,698
Other assets                      29,969       27,272       24,078       26,957       25,429
                               ---------    ---------    ---------    ---------    ---------
                              $1,500,997   $1,417,764   $1,287,596   $1,210,556   $1,156,506
                               =========    =========    =========    =========    =========
Liabilities and Stockholders' Equity
Interest-bearing deposits     $1,086,487   $1,029,877     $960,744     $910,598     $906,646
Noninterest-bearing deposits      90,354       85,376       86,360       87,985       86,250
Short-term borrowings            114,472      132,167       93,469       84,567       32,502
Long-term borrowings              43,104       14,013        7,757        9,536       16,555
Other liabilities                 11,853       11,782       11,094        7,607        8,182
                               ---------    ---------    ---------    ---------    ---------
                               1,346,270    1,273,215    1,159,424    1,100,293    1,050,135
Stockholders' equity             154,727      144,549      128,172      110,263      106,371
                               ---------    ---------    ---------    ---------    ---------
                              $1,500,997   $1,417,764   $1,287,596   $1,210,556   $1,156,506
                               =========    =========    =========    =========    =========

____________________________________________________________________________________________

As more fully explained in Note 2 to the consolidated financial statements, additional banking organizations were acquired in 1996 and 1994.


Year ended December 31,             1997         1996         1995         1994         1993
____________________________________________________________________________________________
(in thousands except per share data)

Results of Operations
Interest income                 $117,472     $107,673      $98,746      $84,404      $80,845
Interest expense                  59,581       53,559       51,152       38,855       37,997
                                 -------      -------      -------      -------      -------
Net interest income               57,891       54,114       47,594       45,549       42,848
Provision for loan losses          5,041        2,664        2,167        1,723        2,541
Net interest income after        -------      -------      -------      -------      -------
  provision for loan losses       52,850       51,450       45,427       43,826       40,307
Noninterest income                10,548        8,535        7,944        7,076        6,683
Noninterest expense               39,280       34,843       32,158       32,312       29,373
                                 -------      -------      -------      -------      -------
Income before tax expense         24,118       25,142       21,213       18,590       17,617
Income tax expense                 7,931        7,978        6,446        5,465        4,807
                                 -------      -------      -------      -------      -------
Net Income                       $16,187      $17,164      $14,767      $13,125      $12,810
                                 =======      =======      =======      =======      =======

Average shares outstanding
  Basic                            9,998        9,787        9,600        9,943        9,854
  Assuming dilution               10,188        9,956        9,804        9,730        9,705
Earnings per common share
  Basic                            $1.62        $1.75        $1.54        $1.35        $1.32
  Assuming dilution                 1.59         1.72         1.51         1.32         1.30
Cash dividends per common
  share                             0.82         0.63         0.48         0.39         0.34

____________________________________________________________________________________________

Shares outstanding and per share amounts have been adjusted for a two-for-one stock split on January 4, 1994 and 5% stock dividends on April 19, 1995, January 17, 1996 and January 21, 1997.

As more fully explained in Note 2 to the consolidated financial statements, additional banking organizations were acquired in 1996 and 1994.

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

Headquartered in Paducah, Kentucky, the Company is a bank and unitary savings and loan holding company registered with the Federal Reserve Board. The Company's market area is primarily western Kentucky and the contiguous interstate areas. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

The Company's one commercial banking subsidiary and one savings bank subsidiary operate principally in a single business segment offering general commercial and savings bank services through 28 banking offices. Commercial banking services, mortgage banking and consumer financing are all activities the Company considers to be their one business segment.

EARNING ASSETS
Average earning assets of the Company for 1997, increased 8.7%, or $110.3 million to $1,380.2 million from $1,269.9 million for 1996. This compares to growth of average earning assets of 7.2% and 6.3%, for 1996 and 1995, respectively. The Company maintains a consistently favorable ratio of average earning assets to average total assets. The ratio was 95.6% and 95.1%, for 1997 and 1996, respectively.

The Company's principal business is making real estate, consumer and commercial loans. As such, loans are the Company's primary earning assets and loans are an increasing part of total earning assets. Average loans for 1997 increased 10.7%, or $102.5 million, to $1,063.1 million, while average loan growth for 1996 and 1995 was 11.0% and 14.6%, respectively.

Table 1
Average Earning Assets
Year ended December 31,                          1997         1996         1995
_______________________________________________________________________________
(dollars in thousands)

Total average earning assets               $1,380,238   $1,269,889   $1,184,526
Percent of average earning assets
  Average loans                                  77.0%        75.7%        73.1%
  Average securities                             22.8         24.1         26.7
  Average other earning assets                    0.2          0.2          0.2

The Company primarily directs lending activities to its regional market from which deposits are drawn. Management has focused on secured lending and the growth of real estate mortgage and consumer loans during the last three years.


Table 2
Types of Loans
December 31,                        1997         1996         1995         1994         1993
____________________________________________________________________________________________
(in thousands)

Commercial, financial
  and agricultural              $119,924     $120,283     $113,929     $111,929     $118,906
Real estate
  Construction                    24,157       29,933       19,386       19,421       12,255
  Residential mortgage           468,330      421,129      364,607      318,551      269,265
  Commercial mortgage            188,502      174,576      158,429      139,629      127,666
Consumer, net                    298,724      289,653      255,975      214,309      173,191
Other                              2,070          855        1,463        1,952        2,250
                               ---------    ---------    ---------    ---------    ---------
                               1,101,707    1,036,429      913,789      805,791      703,533
Allowance for loan losses        (16,442)     (14,795)     (13,371)     (12,188)     (10,715)
                               ---------    ---------    ---------    ---------    ---------
                              $1,085,265   $1,021,634     $900,418     $793,603     $692,818
                               =========    =========    =========    =========    =========

The Company maintains a portfolio of securities held for sale as an available source of funding for loan growth. In prior years, reductions in the investment portfolios were used to fund loan growth. Beginning in 1997, in order to further leverage stockholders' equity without creating excessive interest-rate risk, management reduced the amount of loan funding derived from security maturities. Average securities increased $7.8 million during 1997, following decreases of $9.3 million during 1996 and $39.0 million during 1995. U. S. treasury and agency obligations represent approximately 75.0% of the securities portfolios at December 31, 1997.

At December 31, 1997, mortgage-backed securities which included Real Estate Mortgage Investment Conduit (REMIC) and CMO instruments were approximately 52.6% of the securities portfolios, compared to approximately 53.5% at December 31, 1996. The REMIC issues are 100% U. S. agencies issues. The CMO issues are marketable, collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues held are currently rated AA or AAA by either Standard & Poors or Moody's. At December 31, 1997, approximately 15.0% of the mortgage-backed securities are floating-rate issues, the majority being indexed to the Constant Maturity Treasury index.
Management's normal practice is to purchase securities at or near par value to reduce risk of premium write-offs resulting from unexpected prepayments.

At December 31, 1997, the Company did not have any structured notes (as currently defined by regulatory agencies) in the securities portfolios since management believes the uncertainty of cash flows from these securities, which are driven by interest-rate movements, could expose the Company to greater market risk than traditional securities.

FUNDING
An important and stable source of funding is core deposits, considered by management to include demand deposits, interest-bearing transaction accounts, saving deposits and time deposits under $100,000. Average core deposits for 1997 increased 6.4%, or $62.1 million to $1,029.4 million from $967.3 million for 1996. Excluding the 1997 branch purchase and the 1996 savings bank acquisiton, the 1997 increase was 2.7%, or $26.1 million, compared to 3.8%, or $37.2 million for 1996. Local markets for deposits are competitive. Core deposits are a decreasing portion of average interest-bearing liabilities. The core deposit base is supplemented with brokered deposits, short-term and long-term borrowings to fully fund loan growth. Average brokered deposits amounted to $13.9 million, $22.8 million and $24.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Average short-term and long-term borrowings were $144.8 million for 1997, up from $122.2 million for 1996 and $94.3 million for 1995.

Management plans to continue to increase reliance on non-core funding. The Company's subsidiary banks have obtained various short-term and long-term advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the banks to borrow additional funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Additional funding totaling approximately $182.8 million is available at December 31, 1997 from undrawn federal funds purchased, lines-of-credit for U.S. treasury notes and FHLB advances.

Table 3
Average Interest-bearing Liabilities
Year ended December 31,                          1997         1996         1995
_______________________________________________________________________________
(dollars in thousands)

Total average interest-bearing
 liabilities                               $1,196,924   $1,107,265   $1,035,459
Percent of average total interest-
 bearing liabilities
  Interest-bearing core deposits                 78.9%        80.5%        81.4%
  CDs of $100,000 or more                         7.7          6.2          7.0
  Brokered deposits                               1.2          2.1          2.4
  Average short-term borrowings                   8.4         10.2          8.3
  Average long-term borrowings                    3.7          0.9          0.8
  Other                                           0.1          0.1          0.1


NONPERFORMING ASSETS AND RISK ELEMENTS
The Company's loan underwriting guidelines, credit review procedures and policies are designed to protect the Company from avoidable credit losses.
Some losses although inevitably occur. The Company's process for monitoring loan quality includes detailed, monthly analyses of delinquencies, nonperforming assets and potential problem loans. Management extensively monitors credit policies, including policies related to appraisals, assessment of the financial condition of borrowers, restrictions on out-of-area lending and avoidance of loan concentrations.

The amount of nonperforming assets at December 31, 1997 remains at managable levels. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At December 31, 1997, the Company had no concentrations of ten percent or more of total loans in any single industry nor geographical area outside the Paducah, Kentucky, western Kentucky regions, the immediate market area of the banks.

Nonperforming assets, including nonaccrual, 90-day past due and restructured loans and foreclosed properties, totaled $13.1 million at December 31, 1997, compared to $12.2 million and $6.8 million at December 31, 1996 and 1995, respectively. Nonperforming assets as a percentage of total loans and other real estate increased to 1.18% at December 31, 1997 compared to 1.17% and 0.74% at December 31, 1996 and 1995, respectively. The 1997 nonaccrual loan balance is comprised of twelve residential rental and commercial loans with outstanding balances between $100,000 and $500,000, and numerous consumer loans with an average balance of $22,000. The 1996 increase in nonperforming assets is principally due to one $3.0 million loan that was past due 90 days, one $1.0 million nonaccrual loan and numerous small consumer loans. Management was prepared for the increased level of consumer chargeoffs and nonperforming loans and believes that the level will remain relatively high compared to prior periods due to increased outstandings and to the cyclical nature of consumer credit. There are generally good economic conditions in the market area and management believes the Company's comprehensive loan administration and workout procedures are adequate to manage the credit risks.

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


Table 4
Nonperforming Assets
December 31,                        1997         1996         1995         1994         1993
____________________________________________________________________________________________
(in thousands)

Nonaccrual loans                  $5,848       $4,680       $1,817         $531         $835
Loans past due 90 days             4,451        4,710        1,471        1,838          503
Renegotiated loans                 2,532        2,707        2,874        2,741        2,995
Other real estate owned              236           90          644        1,569        2,258
                                  ------       ------       ------       ------       ------
                                 $13,067      $12,187       $6,806       $6,679       $6,591
                                  ======       ======       ======       ======       ======
Nonperforming assets as a
  percent of total loans
  and other real estate             1.18%        1.17%        0.74%        0.83%        0.93%
Allowance for loan losses
  coverage of nonperform-
  ing assets                         126%         121%         196%         182%         163%

                                                                             22


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At December 31, 1997, loans with a total principal balance of $26.5 million have been identified that may become nonperforming in the future, compared to $26.4 million at December 31, 1996 and $12.8 million at December 31, 1995. The 1996 increase was due to two commercial loan relationships. Management works closely with these borrowers in their efforts to resolve potential cash flow problems. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.


CAPITAL RESOURCES AND DIVIDENDS
The board of directors develops and reviews the capital goals and policies of the consolidated entity and of the banks. The Company's capital policies are designed to retain sufficient amounts for healthy financial ratios, considering future planned asset growth and to leverage stockholders' equity to a desirable degree. The Company's banks were "well capitalized" based on the regulatory defined minimums of a Tier I leverage ratio of 5%, a Tier I capital ratio of 6% and a total capital ratio of 10%.

Stockholders' equity was 10.3% of assets at December 31, 1997, an increase from 10.2% at December 31, 1996. Unrealized gain or loss on securities held for sale, net of applicable income taxes, is recorded directly to stockholders' equity. Exclusive of the $1.2 million unrealized net gain on securities held for sale, net of applicable income taxes, stockholders' equity increased $8.9 million, or 6.2%, during 1997. This compares to an increase, exclusive of the $0.6 million unrealized net loss on securities held for sale, net of applicable income taxes, of $17.0 million, or 13.4%, during 1996. The capital base has been strengthened through the issuance of common stock and earnings retention. Common stock was issued through various shareholder and employee plans and for the savings bank acquisition in 1996. The earnings retention rate, which the board of directors adjusts through declaration of cash dividends, was 49.4% for 1997, 64.0% for 1996 and 68.8% for 1995. The board of directors raised the quarterly dividend to $0.14 per share in the third quarter of 1995, to $0.15 per share in the second quarter of 1996 to $0.19 per share in the fourth quarter of 1996 and to $0.22 per share in the third quarter of 1997. Stock dividends of 5% were declared in April 1995, in January 1996 and January 1997.

Proceeds from the sale of common stock through shareholder and employee plans amounted to $1.8 million in 1997, $1.7 million in 1996 and $2.2 million in 1995. During 1996, the board of directors authorized the repurchase of up to 400,000 shares of the Company's common stock in the open market. A total of 64,606 were repurchased during 1997 for $0.9 million and 89,005 shares were repurchased during 1996 for $1.9 million. Following the fourth dividend in 1997, the Company terminated the stockholders' dividend reinvestment plan and cancelled the repurchase authorization pursuant to the merger agreement with Union Planters Corporation dated November 17, 1997.

Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At December 31, 1997, approximately $28.7 million in retained earnings of the banks was available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards. Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8.0%. The minimum Tier I capital to risk-adjusted assets is 4.0%. The Company's total capital and Tier I capital to risk-adjusted assets ratio was 14.90% and 13.64%, respectively, at December 31, 1997 compared with 14.33% and 13.15%, respectively at December 31, 1996. The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of Tier I capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum leverage ratio of 3.0% for companies that meet certain specified criteria. The Company's leverage ratio was 9.76% at December 31, 1997, compared with 9.55% at December 31, 1996.

The Federal Deposit Insurance Act requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. As of December 31, 1997, all of the Company's insured depository institutions met the criteria to be classified as "well capitalized".

RESULTS OF OPERATIONS
Net income for the year ended December 31, 1997 was $16.2 million, down 5.8% from $17.2 million for the year ended December 31, 1996, which was an increase of 16.2% from $14.8 million for the year ended December 31, 1995. Increased revenue was offset by additional provision for loan losses and noninterest expense. Revenues improved due to loan growth and better fee income. Overhead increased due to costs associated with consolidation of some bank systems, consulting fees and merger related expenses. Basic earnings per common share for the year ended December 31, 1997 was $1.62, down 7.4% from $1.75 for the year ended December 31, 1996, and compared to $1.54 for the year ended
December 31, 1995. Basic earnings per common share for the fourth quarter of 1997, decreased 45.3% to $0.29 from $0.53 for the fourth quarter of 1996. The effect of stock options, the Company's only dilutive securities, is minimal. Earnings per common share assuming dilution for the year ended December 31, 1997 was $1.59, compared to $1.72 for the year ended December 31, 1996, and to $1.51 for the year ended December 31, 1995. Return on average stockholders' equity for the years ended December 31, 1997, 1996 and 1995 was 10.86%, 12.75% and 12.46%, respectively. Return on average assets for the years ended 1997, 1996 and 1995 was 1.12%, 1.29% and 1.19%, respectively.

NET INTEREST INCOME
The operating results of the Company depend primarily on its net interest income, which is the difference between interest income earned on interest-bearing assets and interest expense on interest-bearing liabilities, consisting mainly of deposits. Net interest income is determined by the difference between yields earned on assets and rates paid on liabilities (interest-rate spread) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.

For the year ended December 31, 1997, net interest income, on a tax-equivalent
(TE) basis, increased 6.4%, or $3.6 million to $59.7 million compared to $56.1 million for 1996. For the year ended December 31, 1996, net interest income
(TE) increased 13.3%, or $6.6 million from $49.5 million for 1995. The 1997 increase is attributable to increased volume of earning assets, while volume and interest-rate spread improvement played a balanced role in the 1996 increase. Net interest income (TE) as a percent of average earning assets was 4.32%, 4.41% and 4.18% for the years ended December 31, 1997, 1996 and 1995, respectively. Management attributes the 1997 drop to the concentration on secured real estate lending and competitive consumer loan markets. The banks generally maintain a relatively balanced position between volumes of rate-repricing assets and liabilities to guard to some degree against adverse effects to net interest income from possible fluctuations in interest rates.

PROVISION FOR LOAN LOSSES
The Company's primary business of making real estate, consumer and commercial loans entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Company. The provision for loan losses reflects management's judgement of the cost associated with credit risk inherent in the loan portfolio. The provision for loan losses amounted to $5.0 million for 1997, an increase of 85.2% compared to $2.7 million for 1996, which was an increase of 22.7% compared to $2.2 million in 1995. The provision for loan losses as a percentage of average loans was 0.47% for the year ended December 31, 1997, up from 0.28% for the year ended December 31, 1996 and 0.25% for the year ended December 31, 1995. The increase in the 1997 provision was essential to provide for the growth in outstanding loans and the continuing trend of increasing consumer loan chargeoffs.

Net chargeoffs for 1997 were $3.4 million compared to $1.7 million for 1996 and $1.0 million for 1995. Net chargeoffs were $1.0 million in both the third and fourth quarters of 1997. As a percentage of average loans, net chargeoffs were 0.32% for 1997, up from 0.18% for 1996 and 0.11% for 1995. The allowance for loan losses is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes. At December 31, 1997, the allowance for loan losses is 1.49% of outstanding loans compared 1.42% of outstanding loans at December 31, 1996. The December 31, 1997 allowance is 126% of nonperforming assets compared to 121% at December 31, 1996.

NONINTEREST INCOME
During the last two years, the Company has continued to engage outside consulting firms to review banking products, services and charges. As a result, fees from traditional deposit services as well as revenues from brokerage services, trust services and other commission business have been increased by management's focus on improving all areas of noninterest income. Noninterest income is an important but not yet significant source of revenue for the Company, representing 15.0% of tax equivalent net revenues in 1997, compared to 13.1% in 1995 and 13.7% in 1995. Noninterest income amounted to $10.5 million in 1997, a 23.5% increase compared to $8.5 million in 1996 which was an increase of 7.6% compared to $7.9 million in 1995.

Service charges on deposit accounts, the largest component of noninterest income, increased 26.2% in 1997 and 7.5% in 1996. The increases are primarily attributable to a change in the assessment of overdraft fees. This level of increase is not expected to continue in future years.

Trust fees for 1997 increased 12.4% from 1996 which increased 9.0% from 1995. These increases match the growth in the amount of trust assets managed which were primarily in estate and personal trust accounts. The fall in insurance commissions is due to more competition. Income from bankcards, investment brokerage services and property and casualty insurance products all generated higher level of fees in 1997 due to account growth.

NONINTEREST EXPENSE
The ratio of noninterest expense net of noninterest income exclusive of securities gains to average total assets has been very consistent despite many re-engineering efforts, and was 1.99% for 1997, 1.97% for 1996 and 1.96% for 1995. Since internal asset growth is not expected to reach significant levels, management wants to focus on controlling the rate of increase of noninterest expense through more employee productivity. The Company consolidated one of the previously separate corporate subsidiaries into the lead bank during 1997 and six in 1995 and 1994 to allow the personnel at all locations to better focus on consistent quality customer service, increasing the volume of business and to reduce a small amount of redundant costs. Also during 1997, two data processing systems were converted to the Company's primary data processor to allow for uniform product delivery and better employee utilization.

Noninterest expense for 1997, which includes costs associated with consolidation of bank systems, additional consulting fees and merger related expenses, increased 12.9%, to $39.3 million, compared to $34.8 million for 1996. Noninterest expense for 1996, reflecting higher equipment and data processing costs, increased 8.1%, compared to $32.2 million for 1995. Noninterest expense for 1995 decreased 0.3% due to reduced deposit insurance rates and the absence of merger-related professional fees.

Salaries and employee benefits increased 8.4% in 1997, compared to 4.1% in 1996. Staffing levels, considering the branch acquisition in 1997 and the savings bank acquisition in 1996, were comparable at December 31, 1997 and 1995. The
Company has made investments in equipment and facilities of approximately $8.6 million during the last three years as technology has advanced and the need to leverage personnel costs has intensified. Occupancy expense increased 11.5% in 1997, 2.5% in 1996 and 5.5% in 1995. Equipment expense increased 23.9% in 1997, 15.2% in 1996 and 13.2% in 1995 due to depreciation and maintenance of new equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from two to ten years for equipment. Much of the recent years' equipment purchases are electronic and technology sensitive items which the Company depreciates over a five year or shorter period. Management plans to continue to invest in technology for new product delivery systems.

Due to the current level of soundness of the Federal Deposit Insurance Corporation (FDIC), deposit insurance assessments are now a minimal amount. In the second quarter of 1995, the FDIC reduced the rate paid by most commercial banks from $0.23 to $0.04 per $100 of insured deposits and effective January 1996, the rate was reduced to a $2,000 minimum per bank. All of the Company's subsidiaries received the lowest applicable deposit assessment rates from the FDIC. In the third quarter of 1996, the FDIC made a special assessment on savings banks' deposits of $0.657 for every $100 of saving bank deposits on March 31, 1995 to support the failing savings bank industry. The amount of the special assessment paid in 1996 by the Company's savings bank subsidiaries was $1.3 million. Management expects the level of deposit insurance expense to be insignificant in 1998.

Increased data processing expense is attributable to a greater volume of activity and the outsourcing of some activities. The increase was 18.9% in 1997 and 15.4% in 1996. Excluding system conversion costs, the increase in 1997 was 12.2%. Kentucky Bankshare tax legislation was passed in 1997, reforming the assessment of this tax. The tax increased 5.2% in 1997 and increased 13.6% in 1996. The banks are required to maintain significant noninterest-bearing balances with the Federal Reserve and to pay fees to regulatory agencies for periodic examinations by the agencies.

The significant $1.5 million increase in legal, accounting and consulting fees in 1997 are due to the combining of subsidiaries, product and system reviews by consultants and the Union Planters merger.

INCOME TAXES
The Company's income tax planning is based on the goal of maximizing, long-term, after-tax profitability. Income tax expense is impacted by the mix of taxable versus tax-exempt revenues from securities and loans as well as certain nondeductible expenses. The Company manages the effective tax rate to some degree based upon changing tax laws, particularly alternative minimum tax provisions, the availability and price of nontaxable debt securities and other portfolio considerations.

The decrease in income tax expense for 1997 and the increase in 1996 are attributable to corresponding changes in operating earnings and increasingly higher effective tax rates in both years. The Company's effective income tax rate was 32.9%, 31.7% and 30.4%, for the years ended December 31, 1997, 1996 and 1995, respectively. The effective tax rate increased due to the continued decline in nontaxable income and an increase in nondeductible merger-related expenses and interstate taxation.

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

The Company monitors funds available from a number of sources to meet its objectives. The primary source of liquidity for the banks, in addition to loan repayments, is their debt securities portfolios. Securities classified as held for sale are those that the Company intends to use as part of its asset/liability management and that may be sold prior to maturity in response to changes in interest rates, resultant prepayment risks and other factors. The Company's access to the retail deposit market through individual locations in nine different counties has been a reliable source of funds. Additional funds for liquidity are available by borrowing federal funds from correspondent banks, Federal Home Loan Bank borrowings and brokered deposits. Various types of analyses are performed to ensure adequate liquidity, and to evaluate the desirability of the relative interest rate sensitivity of assets and liabilities. Management considers current liquidity positions of the banks to be adequate to meet depositor and borrower needs.

Because banks must assume interest rate risks as part of their normal opera-tions, the Company actively manages its interest rate sensitivity as well as liquidity positions. Both interest rate sensitivity and liquidity are affected by maturing assets and sources of funds; however, management must also consider those assets and liabilities with interest rates which are subject to change prior to maturity. Management does not make interest bets, but instead seeks to fairly closely match the duration of repricing assets and liabilities over time.

The Company's ALM policy provides limits for interest rate risk. Declines in simulated net interest income for the following twelve months are limited to 5% based upon immediate up or down shifts in interest rate of 200 basis points. At December 31, 1997, this simulation estimated net interest income exposure to be 4.9%. Simulated declines in economic value are limited to 20.0% of capital. At December 31, 1997, the estimated economic exposure was 5.9% of capital. Currently, the Company does not employ interest rate swaps, financial futures or options to affect interest rate risks.

The banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Simulation and interest rate gap analyses are used to scrutinize the sensitivity of net interest income over a relatively short (1-2 years) time horizon. The analyses are used to examine the impact on earnings of an immediate interest rate shock as well as other forecasted interest rate scenarios. Each scenario incorporates what management believes to be the most reasonable assumptions about such variables as volumes, prepayment rates for mortgage assets and repricing characteristics. A valuation analysis is also performed to measure the sensitivity of the Company's net interest income. This analysis involves discounting projected future cash flows of assets, liabilities and off-balance sheet positions to arrive at an estimated net present economic value.


Table 5
Interest Rate Sensitivity
 Analysis                           1-90       91-365     Total at      >1 - <3      >3 - <5     >5 - <15      Over 15
December 31, 1997                   Days         Days       1 year        years        years        years        years        Total
___________________________________________________________________________________________________________________________________
(in thousands)

Rate Sensitive Assets
Securities, at cost
  U.S. treasury
   and agencies                       $0      $13,211      $13,211      $17,029      $41,307       $4,475       $1,544      $77,566
  Mortgage-backed                 12,360       29,479       41,839       42,318       34,660       43,237        2,732      164,786
  Municipal bonds                  1,585        2,040        3,625        7,689        8,351       42,772          176       62,613
  Other                            7,471           66        7,537           35        1,601            0            0        9,173
                                 -------      -------      -------      -------    ---------    ---------    ---------    ---------
                                  21,416       44,796       66,212       67,071       85,919       90,484        4,452      314,138
Loans                            330,681      424,711      755,392      168,413      101,948       74,822        3,272    1,103,847
                                 -------      -------      -------      -------    ---------    ---------    ---------    ---------
                                 352,097      469,507      821,604      235,484      187,867      165,306        7,724    1,417,985
Rate Sensitive Liabilities
Deposits
  Transaction and savings        238,814            0      238,814       30,739       30,739      153,694       22,407      476,393
  Time                           152,233      250,929      403,162      186,593       16,563        3,776            0      610,094
Short-term borrowings             57,759       56,713      114,472            0            0            0            0      114,472
Long-term borrowings              33,703        2,420       36,123          937          837        3,596        1,611       43,104
                                 -------      -------      -------      -------    ---------    ---------    ---------    ---------
                                 482,509      310,062      792,571      218,269       48,139      161,066       24,018    1,244,063
                                 -------      -------      -------      -------    ---------    ---------    ---------    ---------
Period Gap                     ($130,412)    $159,445      $29,033      $17,215     $139,728       $4,240     ($16,294)    $173,922
                                 =======      =======      =======      =======    =========    =========    =========    =========

Cumulative Gap at 12/31/97     ($130,412)     $29,033      $29,033      $46,248     $185,976     $190,216     $173,922     $173,922

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

DATA PROCESSING SYSTEMS AND THE YEAR 2000 RISK FACTOR
In June 1997, the Company implemented its "Y2K Project" to address a potential problem with which substantially all users of automated data processing and information systems are faced. This problem arises from the use by older systems of only two digits, rather than the full four digits, to represent the year applicable to a transaction. Computer systems so programmed may not operate properly when the last two digits or the year become "00" as will occur on January 1, 2000. In some cases inputting a date later than December 31, 1999, would cause a computer to stop operating while in other cases incorrect output may result. This potential problem could adversely effect a wide variety of automated information systems such as mainframe applications, personal computers, communication systems and other information systems routinely utilized in all industries.

Substantially all of the date-sensitive software/applications utitlized by the Company is provided by outside vendors. The Company primarily uses a third-party to provide "core" operating system/application software to process data pertaining to its demand deposits, saving accounts, CDs and other deposits, loans and like items. On August 15, 1997, this third-party provider certified the Company's core operating system to be Year-2000 compliant, and testing is expected to be completed by December of 1998.

Other third-party-provided application software is used to process substan-tially all of the Company's other data, such as credit cards, trust accounts, investment-security management, accounts payable and others. Testing of these systems is expected to be completed by September of 1998 and Year-2000 compliance achieved prior to December of 1998 either through installation of presently available software upgrades or through installation of, and conversion to, presently available alternative systems. Each third-party provider is contractually bound at its own expense to bring its software into Year-2000 compliance and to maintain it in compliance should problems be identified during testing. By December of 1998, testing of all third-party-provided software and hardware is expected to be completed.

The banks continue to bear some risk arising from the advent of the Year-2000 and could be adversely affected should significant bank customers fail to address the issue appropiately. At present, management has no reason to believe that any customer with which it has significant banking relationships are failing to take appropriate action to effect Year-2000 compliance or that its software/application vendors will be unable to perform under their contracts. Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on the Company's financial condition, results of operations, or liquidity.

NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board recently issued Statement of Financial Accounting Stardards No. 130 and No. 131. They are effective for the Company's next year financial statements. Management does not believe these statements will have a material impact on the Company's financial statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report
_______________________________________________________________________________

The Board of Directors and Stockholders
Peoples First Corporation

We have audited the accompanying consolidated balance sheets of Peoples First Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples First Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

St. Louis, Missouri
January 23, 1998

                                                       December 31, December 31,
CONSOLIDATED BALANCE SHEETS                                   1997         1996
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                                    $46,820      $43,285
Securities held for sale                                   217,871      182,352
Securities held for investment                              98,622      121,959
Loans held for sale                                          2,140        1,886
Loans receivable, net                                    1,085,265    1,021,634
Goodwill and other intangible assets                        12,106       10,923
Premises and equipment                                      20,310       19,376
Other assets                                                17,863       16,349
                                                         ---------    ---------
                                                        $1,500,997   $1,417,764
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                                          $90,354      $85,376
  Interest-bearing transaction accounts                    402,955      335,977
  Savings deposits                                          73,438       85,145
  Time deposits                                            610,094      608,755
                                                         ---------    ---------
                                                         1,176,841    1,115,253
Short-term borrowings                                      114,472      132,167
Long-term borrowings                                        43,104       14,013
Other liabilities                                           11,853       11,782
                                                         ---------    ---------
     Total liabilities                                   1,346,270    1,273,215

Stockholders' Equity
  Common stock                                               7,818        7,812
  Surplus                                                   70,627       69,691
  Retained earnings                                         74,754       66,762
  Unrealized net gain on
   securities held for sale                                  1,528          284
                                                         ---------    ---------
                                                           154,727      144,549
                                                         ---------    ---------
                                                        $1,500,997   $1,417,764
                                                         =========    =========

Fair value of securities held for investment              $102,191     $125,061
Common shares issued and outstanding                        10,007        9,999








See accompanying notes to consolidated financial statements.                 32






                                                     Year Ended December 31,
CONSOLIDATED STATEMENTS OF INCOME                1997         1996         1995
_______________________________________________________________________________
(in thousands except per share data)

INTEREST INCOME
Interest and fees on loans                    $96,948      $87,872      $78,487
Taxable interest on securities                 16,733       15,842       16,082
Nontaxable interest on securities               3,658        3,837        4,017
Interest on short-term investments                133          122          160
                                              -------      -------      -------
                                              117,472      107,673       98,746
INTEREST EXPENSE
Interest on deposits                           51,461       46,902       45,608
Other interest expense                          8,120        6,657        5,544
                                               ------       ------       ------
                                               59,581       53,559       51,152
                                               ------       ------       ------
Net Interest Income                            57,891       54,114       47,594
Provision for Loan Losses                       5,041        2,664        2,167
                                               ------       ------       ------
Net Interest Income after
 Provision for Loan Losses                     52,850       51,450       45,427

Noninterest Income                             10,548        8,535        7,944
Noninterest Expense                            39,280       34,843       32,158
                                               ------       ------       ------
Income Before Income Tax Expense               24,118       25,142       21,213
Income Tax Expense                              7,931        7,978        6,446
                                               ------       ------       ------
NET INCOME                                    $16,187      $17,164      $14,767
                                               ======       ======       ======

EARNINGS PER COMMON SHARE
Basic                                           $1.62        $1.75        $1.54
Assuming dilution                                1.59         1.72         1.51

CASH DIVIDENDS PER COMMON SHARE                  0.82         0.63         0.48















See accompanying notes to consolidated financial statements.                 33







                                                                                Unrealized net
                                                                                 gain (loss)      Debt on
CONSOLIDATED STATEMENTS OF CHANGES             Common                  Retained on securities        ESOP
 IN STOCKHOLDERS' EQUITY                        stock      Surplus     earnings held for sale      shares        Total
______________________________________________________________________________________________________________________
(in thousands, except share data)

BALANCE AT DECEMBER 31, 1994                   $6,422      $34,859      $73,739      ($4,624)       ($133)    $110,263
Net income                                                               14,767                                 14,767
Cash dividends declared ($0.48 per share)                                (4,604)                                (4,604)
Common stock dividends declared (5%)              665       16,359      (17,024)                                     0
Issuance of 168,938 common shares pursuant
 to shareholder and employee plans                120        2,051                                               2,171
Reduction of ESOP debt                                                                                 25           25
Change in unrealized net gain
 (loss) on securities held for sale                                                    5,550                     5,550
                                               ------       ------       ------       ------       ------      -------
BALANCE AT DECEMBER 31, 1995                    7,207       53,269       66,878          926         (108)     128,172
Net income                                                               17,164                                 17,164
Cash dividends declared ($0.63 per share)                                (6,169)                                (6,169)
Common stock dividend declared (5%)               372       10,739      (11,111)                                     0
Issuance of 87,457 common shares pursuant
 to shareholder and employee plans                 65        1,696                                               1,761
Issuance of 315,002 common shares
 for acquisition                                  234        5,803                                               6,037
Repurchase of 89,005 common shares                (66)      (1,816)                                             (1,882)
Reduction of ESOP debt                                                                                108          108
Change in unrealized net gain
 (loss) on securities held for sale                                                     (642)                     (642)
                                               ------       ------       ------       ------       ------      -------
BALANCE AT DECEMBER 31, 1996                   $7,812      $69,691      $66,762         $284           $0     $144,549
Net income                                                               16,187                                 16,187
Cash dividends declared ($0.82 per share)                                (8,195)                                (8,195)
Issuance of 72,127 common shares pursuant
 to shareholder and employee plans                 56        1,770                                               1,826
Repurchase of 64,606 common shares                (50)        (834)                                               (884)
Change in unrealized net gain
 (loss) on securities held for sale                                                    1,244                     1,244
                                               ------       ------       ------       ------       ------      -------
BALANCE AT DECEMBER 31, 1997                   $7,818      $70,627      $74,754       $1,528           $0     $154,727
                                               ======       ======       ======       ======       ======      =======











See accompanying notes to consolidated financial statements.                 34



                                                                  Year Ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1997         1996         1995
____________________________________________________________________________________________

OPERATING ACTIVITIES
Net income                                                 $16,187      $17,164      $14,767
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            3,681        3,126        2,752
    Net premium amortization                                   135          575          953
    Provision for loan losses                                5,041        2,664        2,167
    Net increase in loans held for sale                       (254)        (377)        (553)
    Provision for deferred income taxes                       (972)         352         (316)
    Increase (decrease) in accrued items                    (1,807)        (152)       3,167
    Other, net                                              (1,886)      (1,026)        (718)
                                                            ------       ------       ------
Net Cash Provided by Operating
  Activities                                                20,125       22,326       22,219

INVESTING ACTIVITIES
Proceeds from sales of securities
  held for sale                                              3,677            0       12,086
Proceeds from maturities, calls and
  prepayments of securities held for sale                   11,620       24,266        4,000
Proceeds from maturities, calls and
  prepayments of securities held for investment             11,278       26,263       30,307
Principal collected on mortgage-backed
  securities held for sale                                  25,045       17,412        9,045
Principal collected on mortgage-backed
  securities held for investment                            20,633       21,545       14,332
Purchase of securities held for sale                       (73,467)     (73,565)     (33,033)
Purchase of securities held for investment                  (8,590)      (6,502)      (1,775)
Net increase in loans                                      (69,068)     (78,072)    (109,011)
Purchases of premises and equipment                         (3,379)      (2,044)      (3,190)
Net cash received in acquisition                                 0        1,185            0
                                                            ------       ------       ------
Net Cash Used by Investing Activities                      (82,251)     (69,512)     (77,239)
















See accompanying notes to consolidated financial statements.                 35


CONSOLIDATED STATEMENTS OF                                        Year Ended December 31,
 CASH FLOWS - CONTINUED                                       1997         1996         1995
____________________________________________________________________________________________
(in thousands)

FINANCING ACTIVITIES
Net increase in deposits                                   $61,588      $25,620      $48,521
Net increase (decrease) in other short-term borrowings     (17,695)      34,447        8,903
Proceeds from long-term borrowings                          43,500            0          139
Repayments of long-term borrowings                         (14,409)        (830)      (1,919)
Proceeds from issuance of common stock                         401          696        1,418
Repurchase of common stock                                    (884)      (1,882)           0
Cash dividends paid                                         (6,840)      (5,104)      (3,851)
                                                            ------       ------       ------
Net Cash Provided by Financing Activities                   65,661       52,947       53,211
                                                            ------       ------       ------
Cash and Cash Equivalents
  Decrease                                                   3,535        5,761       (1,809)
  Beginning of Year                                         43,285       37,524       39,333
                                                            ------       ------       ------
  End of Year                                              $46,820      $43,285      $37,524
                                                            ======       ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $58,764      $54,279      $48,642
Cash paid for income taxes                                   8,500        8,824        5,558

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred
  from loans, net                                              397          108           30
Dividends reinvested                                         1,356        1,065          753
Common stock issued in acquisition                               0        6,037            0




















See accompanying notes to consolidated financial statements.                 36






1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Peoples First Corporation (Company) through its subsidiaries, Peoples First National Bank and Trust Company and Peoples First, F.S.B., operates principally in a single business segment offering a full range of banking services to individual and corporate customers in the western Kentucky and contiguous interstate area. The Company and the subsidiary banks are subject to the regulations of various Federal and state agencies and undergo periodic examination by regulators.

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

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior period financial statements are also restated to include the accounts of companies which are acquired and accounted for as pooling of interests. Results of operations of companies acquired subject to purchase accounting are included from the dates of acquisition. In accordance with purchase accounting, assets and liabilities of purchased companies are stated at fair values, less accumulated amortization and depreciation since the dates of acquisition. The excess of cost over fair value of the net assets acquired is being amortized on the straight-line method over a fifteen-year period.

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

LOANS HELD FOR SALE
The Company's operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of residential mortgage loans for sale to various investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Government National Mortgage Association (GNMA) or the Federal National Mortgage Association (FNMA), are carried at the lower of cost or market value. Mortgage banking revenues, including origination fees, servicing fees, net gains on sales of servicing rights, net gains or losses on sales of mortgages and other fee income amount to less than 1% of the Company's total revenue for the years ended December 31, 1997, 1996 and 1995. Loans sold with retained servicing rights are also an immaterial amount.

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

Certain impaired loans are reported at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to be increased, such increase is recorded as provision for loan losses.

GOODWILL AND OTHER INTANGIBLE ASSETS
Net assets of subsidiaries acquired in purchase transactions are recorded at fair value at the date of acquisition. The excess of cost over net assets acquired (goodwill) is amortized by systematic charges in the statement of income over the period benefited. Management evaluates the periods of amortization continually to determine whether later events and circumstances warrant revised estimates. Currently, amortization is provided on a straight-line basis over fifteen years. Accumulated amortization was $5.1 million at December 31, 1997 and $4.1 million at December 31, 1996. Amortization expense was $977,724, $879,164 and $829,884, for the years ended December 31, 1997, 1996 and 1995, respectively.

Included on the consolidated balance sheets, are core deposit intangibles arising from purchase acquisitions in 1997 and 1996. The carrying amount at December 31, 1997 is $2,497,628. Currently, amortization of the intangible asset is provided on an accelerated basis over ten years. Accumulated amortization was $190,056 at December 31, 1997 and $21,724 at December 31, 1996. Amortization expense was $168,332 and $21,724 for the years ended December 31, 1997 and 1996, respectively.

The Company recognizes a loss on impaired assets, other than loans, when the carrying amount of the asset may not be recoverable. Management periodically evaluates whether events or circumstances have occurred that would result in impairment in the value or life of goodwill or other intangibles. Management considers an intangible to be potentially impaired if internal management reports for respective business units show a net loss before amortization of intangibles. The recoverability of the asset is then evaluated using undiscounted cash flow projections.

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

STOCK OPTIONS
The Company recognizes no compensation cost for stock option grants in the financial statements.

INCOME TAXES
Income tax expense is reported as the total of current income taxes payable and the net change in deferred income taxes payable provided for temporary differences. Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values for income tax purposes. Deferred income taxes are recorded at the statutory Federal rates in effect at the time that the temporary differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based upon management's judgment of available evidence, are not expected to be realized. The significant components of deferred tax assets and liabilities are principally related to unrealized net gain or loss on securities, provision for loan losses, amortization of premiums on debt securities, depreciation and deferred compensation. The Company files a consolidated Federal income tax return which includes its subsidiaries.

PER COMMON SHARE (EPS) DATA
Share and per share information have been adjusted to give effect to stock dividends in the three years ended December 31, 1997.

EPS Reconciliation                                                    Per share
Year Ended December 31, 1997                   Income       Shares       amount
_______________________________________________________________________________
(in thousands)

Basic EPS
Income available to
 common stockholders                          $16,187        9,998        $1.62
                                                                           ====
Effect of dilutive securities
  Stock options                                    --          190
                                               ------       ------
Diluted EPS                                   $16,187       10,188        $1.59
                                                                           ====

EPS Reconciliation                                                    Per share
Year Ended December 31, 1996                   Income       Shares       amount
_______________________________________________________________________________
(in thousands)

Basic EPS
Income available to
 common stockholders                          $17,164        9,787        $1.75
                                                                           ====
Effect of dilutive securities
  Stock options                                    --          169
                                               ------       ------
Diluted EPS                                   $17,164        9,956        $1.72
                                                                           ====

EPS Reconciliation                                                    Per share
Year Ended December 31, 1995                   Income       Shares       amount
_______________________________________________________________________________
(in thousands)

Basic EPS
Income available to
 common stockholders                          $14,767        9,600        $1.54
                                                                           ====
Effect of dilutive securities
  Stock options                                    --          204
                                               ------       ------
Diluted EPS                                   $14,767        9,804        $1.51
                                                                           ====
                                                                             41






CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks and highly liquid securities purchased with a maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS
Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation. The reclassifications had no effect on previously reported stockholders' equity or net income.

2.  BUSINESS COMBINATIONS
During the three year period ended December 31, 1997, the Company was a party to one business combination, which was accounted for using the purchase method of accounting. Results of operations subject to purchase accounting are included from the date of acquisition. Disclosure of pro forma condensed results of operations as if this acquisition were consummated as of the beginning of the period have been omitted due to the immaterial effect on operations.

On August 30, 1996, the Company consummated the acquisition of Peoples First, F.S.B., formerly Guaranty Federal Savings Bank, and subsequent merged the Savings Bank into Peoples Bank during 1997. The Company acquired all of the outstanding shares of the Savings Bank in exchange for 315,002 shares of Peoples First Corporation common stock. The Saving Bank had three locations in Clarksville, Tennessee, immediately southeast of the market area served by the Company's other subsidiary banks. Immediately prior to the acquisition, the savings bank had total assets of approximately $55.9 million.

On October 9, 1997, the lead bank consummated the purchase of Republic Bank & Trust Company's Benton, Kentucky branch. The cash purchase included one branch office facility and deposits of approximately $33.0 million. This purchase doubled the lead bank's presence in Marshall County, Kentucky.

On November 17, 1997, the Company entered into a definitive Agreement and Plan of Merger (Agreement) with Union Planters Corporation (Union Planters). Under the agreement, each common outstanding share of the Company will be exchanged for 0.6 share of Union Planters' common stock. Each of the Company's out-standing incentive stock option and nonqualified stock option will be converted to options to acquire Union Planters' common stock at the same 0.6 exchange ratio. In connection with the Agreement, the Company granted Union Planters an option to purchase 19.9% of its common stock in certain circumstances. The transaction is subject to regulatory approval, Company shareholder approval and other customary terms and conditions. The merger is expected to be consummated in May 1998.

 3.  CASH AND DUE FROM BANKS
The Company's banking subsidiaries are required to maintain certain reserve balances in cash with Federal Reserve Banks (FRB). The reserve balances maintained in accordance with FRB requirements, partially satisfied by vault cash on hand, as of December 31, 1997 and 1996 were $8.8 million and $8.0 million, respectively. The average amount of required reserves were $7.7 million and $12.8 million, respectively, for the years ended December 31, 1997 and 1996.
                                                                             42






4.  SECURITIES HELD FOR SALE AND INVESTMENT
The amortized cost and fair value of securities held for sale as of December 31, 1997 and 1996 are summarized as follows:

                                                Gross        Gross
Securities Held For Sale       Amortized   unrealized   unrealized         Fair
December 31, 1997                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $74,858         $700         ($84)     $75,474
Mortgage-backed securities       131,585        1,875         (136)     133,324
Federal Home Loan Bank
 stock                             7,472            0            0        7,472
Federal Reserve Bank stock         1,601            0            0        1,601
                                 -------      -------      -------      -------
                                $215,516       $2,575        ($220)    $217,871
                                 =======      =======      =======      =======

                                                Gross        Gross
Securities Held For Sale       Amortized   unrealized   unrealized         Fair
December 31, 1996                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies       $58,604         $307        ($310)     $58,601
Mortgage-backed securities       108,487          916         (501)     108,902
Federal Home Loan Bank
 stock                            13,395           30            0       13,425
Federal Reserve Bank stock         1,424            0            0        1,424
                                 -------      -------      -------      -------
                                $181,910       $1,253        ($811)    $182,352
                                 =======      =======      =======      =======

The amortized cost and fair value of securities held for investment as of December 31, 1997 and 1996 are summarized as follows:

Securities                                      Gross        Gross
  Held for Investment          Amortized   unrealized   unrealized         Fair
December 31, 1997                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies        $2,708           $3         ($12)      $2,699
Mortgage-backed securities        33,200          322          (67)      33,455
State and political
 subdivisions                     62,614        3,323            0       65,937
Other                                100            0            0          100
                                 -------      -------      -------      -------
                                 $98,622       $3,648         ($79)    $102,191
                                 =======      =======      =======      =======

Securities                                      Gross        Gross
  Held for Investment          Amortized   unrealized   unrealized         Fair
December 31, 1996                   cost        gains       losses        value
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies        $7,102           $7         ($35)      $7,074
Mortgage-backed securities        53,819          486         (168)      54,137
State and political
 subdivisions                     60,938        2,830          (18)      63,750
Other                                100            0            0          100
                                 -------      -------      -------      -------
                                $121,959       $3,323        ($221)    $125,061
                                 =======      =======      =======      =======


Proceeds from sales of securities during 1997 and 1995 were $3,676,900 and $12,085,690, respectively. Gross gains of $0 and $178,143 and no gross losses were realized on those sales during 1997 and 1995, respectively. There were no sales of securities during 1996.

The amortized cost, estimated fair value and the weighted average yield of securities held for sale and held for investment at December 31, 1997, by estimated maturity, are shown below. Actual maturities will differ from the depicted maturities because of the borrowers' right to call or prepay obligations with or without prepayment penalties. Management evaluates, on an ongoing basis, the potential maturities for asset/liability purposes. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

Securities Held for Sale                                               Weighted
  Maturity Distribution                     Amortized         Fair      average
December 31, 1997                                cost        value        yield
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies
  1 year or less                              $13,002      $12,986         5.49%
  Over 1 through 5 years                       56,716       57,266         6.44
  Over 5 through 10 years                       5,140        5,222         6.68
  Over 10 years                                     0            0           --
Mortgage-backed securities
  1 year or less                                9,721        9,763         6.54
  Over 1 through 5 years                       99,128      100,437         6.76
  Over 5 through 10 years                      15,232       15,523         6.98
  Over 10 years                                 7,504        7,601         6.27
Federal Home Loan Bank
 stock                                          7,472        7,472         7.17
Federal Reserve Bank stock                      1,601        1,601         6.00
                                              -------      -------
                                             $215,516     $217,871         6.59%
                                              =======      =======         ====

Securities Held for Investment                                         Weighted
  Maturity Distribution                     Amortized         Fair      average
December 31, 1997                                cost        value        yield
_______________________________________________________________________________
(in thousands)

U.S. treasury and agencies
  1 year or less                                 $209         $208         4.99%
  Over 1 through 5 years                        2,499        2,491         6.27
Mortgage-backed securities
  1 year or less                               12,691       12,685         5.75
  Over 1 through 5 years                       14,829       15,020         7.05
  Over 5 through 10 years                       3,238        3,268         5.90
  Over 10 years                                 2,443        2,481         7.04
State and political subdivisions
  1 year or less                                4,811        4,853         6.38
  Over 1 through 5 years                       16,827       17,689         6.25
  Over 5 through 10 years                      29,305       31,174         5.78
  Over 10 years                                11,670       12,222         5.36
Other
  Over 1 through 5 years                          100          100         7.88
                                              -------      -------
                                              $98,622     $102,191         6.07%
                                              =======      =======         ====

At December 31, 1997 and 1996, securities with carrying values of approxi-mately $186.4 million and $151.8 million, respectively, were pledged to secure repurchase agreements, public and trust deposits and for other purposes as required by law. Amounts advanced under repurchase agreements represent short-term borrowings and are reflected as liabilities in the consolidated balance sheets.

5.  LOANS RECEIVABLE
The Company's lending activities are concentrated primarily in western Kentucky, southern Illinois, northwestern Tennessee and southeastern Missouri. The loan portfolio is well diversified and consists of business loans extending across many industry types, as well as loans to individuals. As of December 31, 1997 and 1996, total loans to any group of customers engaged in similar activities and having similar economic characteristics, as defined by standard industrial classifications, did not exceed 10% of total loans, although the geographical concentration is a necessary factor for regional banks.

Major classification of loans receivable are as follows:

December 31,                                                  1997         1996
_______________________________________________________________________________
(in thousands)

Commercial, financial and agricultural                    $119,924     $120,283
Real estate
  Construction                                              24,157       29,933
  Residential mortgage                                     468,330      421,129
  Commercial mortgage                                      188,502      174,576
Consumer, net of unearned income of $1,410 and
 $4,854 at December 31, 1997 and 1996                      298,724      289,653
Other                                                        2,070          855
                                                         ---------    ---------
                                                         1,101,707    1,036,429
Allowance for loan losses                                  (16,442)     (14,795)
                                                         ---------    ---------
                                                        $1,085,265   $1,021,634
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

Activity in the allowance for loan losses was as follows for the three-year period ended December 31, 1997:

Allowance for Loan Losses
Year Ended December 31,                          1997         1996         1995
_______________________________________________________________________________
(in thousands)

Balance at beginning of year                  $14,795      $13,371      $12,188
Allowance associated with loans acquired          ---          481          ---
Provision charged to expense                    5,041        2,664        2,167
Loans charged off                              (3,742)      (2,524)      (1,307)
Recoveries of loans
 previously charged off                           348          803          323
                                               ------       ------       ------
Net loans charged off                          (3,394)      (1,721)        (984)
                                               ------       ------       ------
Balance at end of year                        $16,442      $14,795      $13,371
                                               ======       ======       ======

Nonaccrual and renegotiated loans totaled $8.4 million and $7.4 million at December 31, 1997 and 1996, respectively. Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest is not probable, or a delay in payments is expected, are evaluated for impairment. The Company measures and reports impaired loans that are not part of a homogenous pool of similar loans at either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or fair value of the underlying collateral if the loan is collateral dependent. Information regarding impaired loans at December 31, 1997 and 1996 is as follows:

Impaired Loans
December 31,                                                  1997         1996
_______________________________________________________________________________
(in thousands)

Recorded investment in impaired loans                       $6,300       $4,454
Less portion for which no allowance
 for loan losses is allocated                                    0          325
                                                            ------       ------
Portion of impaired loan balance for
 which an allowance for loan losses
 is allocated                                               $6,300       $4,129
                                                            ======       ======
Portion of allowance for loan losses
 allocated to the impaired loan balance                     $1,638       $1,142
                                                            ======       ======

Information regarding impaired loans is as follows for the years ended December 31, 1997 and 1996:

Impaired Loans
Year Ended December 31,                                       1997         1996
_______________________________________________________________________________
(in thousands)

Average investment in impaired loans                        $5,176       $4,926
Interest income recognized on
 impaired loans                                                572          488
Interest income recognized on
 impaired loans on cash basis                                   38            0

Certain officers and directors of the Company and its subsidiaries and certain corporations and individuals related to them are loan customers of the Company's banks. The activity of these loans during the years ended December 31, 1997 and 1996 is summarized below. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. These loans did not involve more than the normal risk of collectibility.

Loans to Officers and Directors
Year Ended December 31,                                       1997         1996
_______________________________________________________________________________
(in thousands)

Balance at beginning of year                               $23,007      $13,445
Additions                                                      642        9,905
Repayments                                                    (438)        (743)
Changes in officer and director status                     (14,803)         400
                                                            ------       ------
Balance at end of year                                      $8,408      $23,007
                                                            ======       ======

6.  PREMISES AND EQUIPMENT
A summary of premises and equipment is as follows:

December 31,                                                  1997         1996
_______________________________________________________________________________
(in thousands)

Land                                                        $3,528       $2,738
Buildings                                                   20,112       19,580
Equipment                                                   16,282       14,544
Leasehold improvements                                         994          994
                                                            ------       ------
                                                            40,916       37,856
Accumulated depreciation and amortization                  (20,606)     (18,480)
                                                            ------       ------
                                                           $20,310      $19,376
                                                            ======       ======

The amount of depreciation and amortization related to premises and equipment that was charged to operating expenses in 1997, 1996 and 1995 was $2,439,843 $2,148,864 and $1,857,202 respectively.

7.  DEPOSIT LIABILITIES
The aggregate amount of time deposits, each with a minimum balance of $100,000, was $105.6 million and $102.5 million at December 31, 1997 and 1996, respectively. Interest expense on time deposits over $100,000 was $6.4 million, $5.3 million and $6.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Also included in deposit liabilities were brokered time deposits of $13.4 million and $15.5 million at December 31, 1997 and 1996, respectively. At December 31, 1997, the scheduled maturities of time deposits were as follows:

Time Deposit Maturities
For the years ending December 31,
__________________________________________________________________
(in thousands)

          1998                               $380,395
          1999                                151,931
          2000                                 57,677
          2001                                 12,258
          2002 and thereafter                   7,833
                                              -------
                                             $610,094
                                              =======

8.  SHORT-TERM BORROWINGS
Federal funds purchased, repurchase agreements and U.S. treasury notes generally represent borrowings with overnight maturities as do certain short-term advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Information pertaining to the subsidiary banks' short-term borrowings is summarized below:

Short-term Borrowings                            1997         1996         1995
_______________________________________________________________________________
(dollars in thousands)

Federal funds purchased
  Average balance                             $21,125      $19,284      $13,414
  Year end balance                             26,824       21,525       15,100
  Highest month-end balance                    46,725       33,100       35,000
  Average interest rate                          5.69%        5.44%        6.07%
  Year end interest rate                         5.82%        6.40%        5.60%
Repurchase agreements
  Average balance                             $27,273      $28,041      $25,794
  Year end balance                             33,810       28,415       23,869
  Highest month-end balance                    33,810       36,624       32,120
  Average interest rate                          4.69%        4.48%        4.64%
  Year end interest rate                         4.43%        4.74%        4.05%
Short-term FHLB advances
  Average balance                             $48,382      $63,161      $46,733
  Year end balance                             50,800       79,400       54,500
  Highest month-end balance                    79,900       83,700       54,500
  Average interest rate                          5.72%        5.51%        6.19%
  Year end interest rate                         5.95%        5.54%        5.85%
U.S. treasury notes
  Average balance                              $3,505       $1,973           $0
  Year end balance                              3,038        2,826            0
  Highest month-end balance                    11,828        4,899            0
  Average interest rate                          5.32%        5.06%          --
  Year end interest rate                         5.26%        5.16%          --

At December 31, 1997, the subsidiary banks had total lines-of-credit for Federal funds purchased from unaffiliated banks of $55.0 million, of which $28.2 million was undrawn and available, and total lines-of-credit for U.S. treasury notes of $15.0 million, of which $11.9 million was undrawn and available.
                                                                             49






9.  LONG-TERM BORROWINGS
Information pertaining to the subsidiary banks' long-term borrowings is summarized below:

December 31,                                     1997         1996
__________________________________________________________________
(in thousands)

Federal Home Loan Bank advances               $43,104      $14,013
                                               ======       ======

The subsidiary banks obtain various short-term and long-term advances from the FHLB under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the subsidiary banks to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. At December 31, 1997, the subsidiary banks had total secured lines-of-credit from the FHLB of $235.6 million, of which $141.7 million was undrawn and available. Interest rates on long-term advances at December 31, 1997 range from 5.10% to 8.10%.
Most all interest rates are variable and at December 31, 1997, no rates are fixed for more than a one-year period. FHLB advances are collateralized by the banks' FHLB stock, other securities in the approximate amount of $9.5 million and certain single-family first mortgage loans in the approximate amount of $339.2 million. As members of the FHLB system, the Company's subsidiary banks must hold a minimum of FHLB stock equal to one percent of home mortgage related assets. Additional FHLB stock ownership is required as the level of advances increases. The subsidiary banks are in compliance with the FHLB stock ownership requirements with a total required investment of $7.5 million at December 31, 1997. The long-term advances provide for scheduled monthly payments but may be prepaid at the option of the subsidiary banks with the payment of a premium.

Annual minimum principal repayment requirements for long-term borrowings for the years 1998 through 2002 are $1,040,459, $10,575,667, $20,504,617, $545,424 and
$3,574,931, respectively.

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

Contractual commitments to extend credit and standby letters of credit at December 31, 1997 and 1996 are summarized as follows:

Financial Instruments with
  Off-Balance-Sheet Risk
December 31,                                                  1997         1996
_______________________________________________________________________________
(in thousands)

Contractual commitments to extend credit                  $136,256     $126,331
Standby letters of credit                                   15,160       11,882

Of the total commitments to extend credit at December 31, 1997 and 1996, $0 and $1,000, respectively, represent fixed-rate loan commitments.

11.  EMPLOYEE BENEFITS
The Company maintains a noncontributory Employee Stock Ownership Plan (ESOP) and an employer matching 401(k) Plan. The plans cover substantially all of the Company's employees.

Employer contributions to the ESOP are determined annually by the Company's board of directors and were $260,000, $236,130 and $215,360 for the years ended 1997, 1996 and 1995, respectively. The ESOP's investments include 230,990 and 300,363 shares of the Company's common stock at December 31, 1997 and 1996, respectively. The fair value of the Company's common stock owned by the ESOP was $9.0 million and $7.3 million at December 31, 1997 and 1996, respectively. Participants may elect to receive their benefits either in a lump-sum cash amount or in shares of Company stock.

Under the 401(k) Plan, participants may voluntarily contribute a percentage of their salary through payroll deductions. The Company is currently committed to make contributions to the 401(k) Plan annually in an amount equal to 100% of the first 3% contribution of each participant's base salary. For the years ended December 31, 1997, 1996 and 1995, the Company's required matching contribution amounted to $302,496, $258,747 and $243,924, respectively. Employees have several investment options in which contributions may be invested.

Post retirement benefits other than pensions are not provided for the Company's employees. Eligible retired employees may for a period of time maintain certain health care benefits through policies of the Company at the retired employee's expense. There was no cost for employee benefits for retired employees in 1997, 1996 and 1995.

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
In 1987, the Board of Directors of the Company adopted the Peoples First Corporation Share Owner Dividend Reinvestment and Stock Purchase Plan (DRIP), and amended the plan during 1994. The DRIP provided for the issuance of 1,203,930 shares of authorized but previously unissued common stock. On certain investment dates, shares may be purchased with all or a portion of reinvested dividends or with optional cash payments not to exceed $3,000. The price of shares purchased pursuant to the DRIP is the average market price reported by NASDAQ for the last five trading days of the month preceding the dividend payment month. At December 31, 1997 and 1996, 694,930 shares and 756,032 shares were reserved for issuance under the DRIP. Shares issued under the DRIP totaled 61,102, 74,717 and 71,858 shares in 1997, 1996 and 1995, respectively. After the fourth quarter dividend cycle of 1997, the Board of Directors terminated the DRIP.

STOCK OPTION PLAN
The Peoples First Corporation 1986 Stock Option Plan (Option Plan), as amended in 1994, authorizes the granting to key employees of the Company incentive stock options and nonqualified stock options to purchase common stock of the Company at market value at the time the options are granted. The Option Plan authorizes grants of options to purchase up to ten percent of the Company's outstanding common shares. The authorized number of option shares at December 31, 1997 was 1,000,712 of which 150,675 is available for further grant under the Option Plan. Shares sold under the Option Plan may be either unissued authorized shares or shares reacquired by the Company. Options granted are exercisable, subject to vesting and other requirements, at varying times from the first through the tenth year after the grant date. Optionees may exercise their options with cash or with shares of the Company's common stock.

No compensation cost is recognized for stock option grants in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income and net income per common share would have been the pro forma amounts indicated below, considering only options granted in 1997, 1996 and 1995. The full impact of calculating compensation cost for stock options is not reflected because compensation cost is reflected over the options' vesting period of up to ten years and compensation cost for options granted prior to January 1, 1995 is not considered.


Pro Forma Net Income
Year Ended December 31,                          1997         1996         1995
_______________________________________________________________________________
(in thousands, except per share data)

Net Income
  As reported                                 $16,187      $17,164      $14,767
  Pro forma                                    16,120       17,103       14,749

Earnings per Common Share - Basic
  As reported                                    1.62         1.75         1.54
  Pro forma                                      1.62         1.75         1.54
Earnings per Common Share - Assuming dilution
  As reported                                    1.59         1.72         1.51
  Pro forma                                      1.59         1.72         1.51

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $5.87, $4.92 and $5.03 on the date of grant using an option-pricing model (Black Scholes) with the following weighted-average assumptions: 1997 - 3.67% expected dividend yield, 24.72% expected volatility, 6.29% risk-free interest rate and ten year expected life; 1996 - 3.28% expected dividend yield, 24.63% expected volatility, 6.16% risk-free interest rate and eight year expected life; 1995 - 2.50% expected dividend yield, 23.21% expected volatility, 5.53% risk-free interest rate and ten year expected life.

                                                                       Weighted
                                                                        average
                                                             Number    exercise
Stock Option Plan Activity                                of shares       price
_______________________________________________________________________________

Outstanding at December 31, 1994                           602,844        11.04
  Granted                                                   43,549        21.32
  Exercised                                               (114,281)        7.67
  Forfeited                                                (25,051)       13.93
                                                           -------
Outstanding at December 31, 1995                           507,061        12.53
  Granted                                                   82,974        23.22
  Exercised                                                (12,740)        8.59
  Forfeited                                                (10,304)       19.56
                                                           -------
Outstanding at December 31, 1996                           566,991       $14.06
  Granted                                                   15,000        26.13
  Exercised                                                (11,025)        9.70
  Forfeited                                                (13,891)       20.81
                                                           -------
Outstanding at December 31, 1997                           557,075       $14.31
                                                           =======

At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $6.40 - $26.13 and 4.5 years, respectively. At December 31, 1997 and 1996, the number of shares subject to options that were exercisable was 557,075 and 329,709, respectively.
                                                                             53






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

DIVIDEND LIMITATIONS
Payment of dividends by the subsidiary banks, which is the principal source of funds for payment of cash dividends by the Company to its shareholders, are subject to various national and/or state regulatory restrictions. At December 31, 1997, total retained earnings of the Company's direct subsidiaries was approximately $89.2 million, of which $28.7 million was available for payment of dividends without approval by the applicable regulatory authority.

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

Quantitative measures established by regulators to ensure capital adequacy require the Company and subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Managements believes, as of December 31, 1997, that the Company and subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Company's only significant subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since those notifications that management believes have changed the institutions' category.





The Company's and Peoples Bank's actual capital amounts and ratios are also presented in the following table. Totals of $0.0 and $3.7 million were effectively deducted from capital for interest-rate risk in 1997 and 1996, respectively.

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
Regulatory Capital                                    Actual              Adequacy Purposes         Action Provisions
December 31, 1997 and 1996                     Amount        Ratio       Amount        Ratio       Amount        Ratio
______________________________________________________________________________________________________________________
(amounts in thousands)

As of December 31, 1997:
Total Capital to Risk Weighted Assets
  Company                                    $154,040        14.61%     $84,335         8.00%    $105,419        10.00%
  Peoples Bank                                127,963        13.35       76,656         8.00       95,819        10.00
Tier I Capital to Risk Weighted Assets
  Company                                     140,824        13.36       42,168         4.00       63,251         6.00
  Peoples Bank                                115,945        12.10       38,328         4.00       57,492         6.00
Tier I Capital to Average Assets
  Company                                     140,824         9.56       58,916         4.00       73,645         5.00
  Peoples Bank                                115,945         8.95       51,830         4.00       64,788         5.00
As of December 31, 1996:
Total Capital to Risk Weighted Assets
  Company                                    $144,908        14.33%     $80,914         8.00%    $101,143        10.00%
  Peoples Bank                                120,572        13.77       70,045         8.00       87,556        10.00
Tier I Capital to Risk Weighted Assets
  Company                                     132,986        13.15       40,457         4.00       60,686         6.00
  Peoples Bank                                109,920        12.55       35,022         4.00       52,534         6.00
Tier I Capital to Average Assets
  Company                                     132,986         9.55       55,688         4.00       69,609         5.00
  Peoples Bank                                109,920         9.42       46,690         4.00       58,362         5.00

13.  INCOME TAXES
The current and deferred portions of income tax expense were as follows:

Year Ended December 31,                          1997         1996         1995
_______________________________________________________________________________
(in thousands)

Current taxes                                  $8,903       $7,626       $6,762
Deferred taxes                                   (972)         352         (316)
                                                -----        -----        -----
Income tax expense                             $7,931       $7,978       $6,446
                                                =====        =====        =====








The following is a reconciliation between the amount of income tax expense and the amount of tax computed by applying the statutory Federal income tax rates:

Year Ended December 31,                          1997         1996         1995
_______________________________________________________________________________
(in thousands)

Tax computed at statutory rates                $8,598       $8,800       $7,425
Increase (decrease) in taxes
  resulting from:
    Tax-exempt income                          (1,162)      (1,266)      (1,328)
    Goodwill and other intangible
     asset amortization                           343          308          290
    Other, net                                    152          136           59
                                                -----        -----        -----
Income tax expense                             $7,931       $7,978       $6,446
                                                =====        =====        =====

Not all temporary differences are accounted for through income tax expense on the consolidated statements of income. The tax effects of temporary differences, that give rise to significant elements of the deferred tax assets and deferred tax liabilities are as follows:

December 31,                                                  1997         1996
_______________________________________________________________________________
(in thousands)

Deferred tax assets:
  Allowance for loan losses                                 $5,494       $4,871
  Deferred compensation                                        257          487
  Other                                                        184          111
                                                             -----        -----
                                                             5,935        5,469
Deferred tax liabilities:
  Unrealized security gains                                   (139)         (35)
  Stock dividends on securities                               (885)        (675)
  Premises and equipment                                    (1,409)      (1,346)
  Other                                                       (512)        (470)
                                                             -----        -----
                                                            (2,945)      (2,526)
                                                             -----        -----
Net deferred tax assets                                     $2,990       $2,943
                                                             =====        =====

Deferred tax assets have not been reduced by a valuation allowance. Based on the weight of available evidence, management believes it is more likely than not all of the deferred tax assets will be realized. Neither current or deferred taxes have been provided for approximately $3.3 million of income at December 31, 1997 and 1996 which represents allocations for bad debt deductions for tax purposes only. Under existing tax regulations, if the amounts that qualify for Federal income tax purposes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to Federal income tax at the then current corporate rate.
                                                                             56






14.  CONTINGENCIES

LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and its subsidiaries. Management, after consultation with legal counsel, is of the opinion that the ultimate resolution of these proceedings will have no material effect on the consolidated financial condition or results of operations of the Company.

15.  SUPPLEMENTAL INCOME STATEMENT INFORMATION
Details of noninterest income and noninterest expense are as follows:

Noninterest Income
Year Ended December 31,                          1997         1996         1995
_______________________________________________________________________________
(in thousands)

Service fees on deposits                       $5,199       $4,119       $3,831
Net securities gains                                0            0          178
Trust department fees                           1,495        1,330        1,220
Insurance commissions                             507          578          664
Bankcard fees                                     695          648          565
Other income                                    2,652        1,860        1,486
                                               ------       ------       ------
                                              $10,548       $8,535       $7,944
                                               ======       ======       ======


Noninterest Expense
Year Ended December 31,                          1997         1996         1995
_______________________________________________________________________________
(in thousands)

Salaries                                      $15,096      $13,854      $13,302
Employee benefits                               2,634        2,500        2,411
Occupancy expense                               2,022        1,814        1,769
Equipment expense                               2,689        2,171        1,885
FDIC insurance expense                            208        1,637        1,338
Data processing expense                         3,080        2,590        2,245
Bankshare taxes                                 1,612        1,533        1,349
Goodwill and other intangible
 asset amortization                             1,146          901          830
Legal, accounting and consulting fees           1,996          534          705
Other expense                                   8,797        7,309        6,324
                                               ------       ------       ------
                                              $39,280      $34,843      $32,158
                                               ======       ======       ======

16.  PARENT COMPANY FINANCIAL INFORMATION
Following are condensed balance sheets of Peoples First Corporation (parent company only) as of December 31, 1997 and 1996, and the related condensed statements of income and cash flows for the years ended 1997, 1996 and 1995:

Condensed Balance Sheets
December 31,                                     1997         1996
__________________________________________________________________
(in thousands)

ASSETS
Cash in subsidiary bank                        $6,305       $3,329
Investment in subsidiaries                    148,108      141,257
Other assets                                      562          320
                                              -------      -------
                                             $154,975     $144,906
                                              =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                $248         $357

Stockholders' equity
Common stock                                    7,818        7,812
Surplus                                        70,627       69,691
Retained earnings                              74,754       66,762
Unrealized net gain on
  securities held for sale                      1,528          284
                                              -------      -------
                                              154,727      144,549
                                              -------      -------
                                             $154,975     $144,906
                                              =======      =======

Common shares issued and outstanding           10,007        9,999

























Condensed Statements of Income
Year Ended December 31,                          1997         1996         1995
_______________________________________________________________________________
(in thousands)

INCOME
Dividends from subsidiaries                   $11,500       $9,100       $5,078
Other income                                        4            3            3
                                               ------       ------       ------
                                               11,504        9,103        5,081
EXPENSE
Interest expense                                    6           11           44
Legal and accounting fees                         962          217          284
Other expense                                     380          390          378
                                               ------       ------       ------
                                                1,348          618          706
                                               ------       ------       ------
Income before income tax benefit
  and equity in undistributed
  income of subsidiaries                       10,156        8,485        4,375
Income tax benefit                                425          200          164
Income before equity in                        ------       ------       ------
  undistributed income
  of subsidiaries                              10,581        8,685        4,539
Equity in undistributed
  income of subsidiaries                        5,606        8,479       10,228
                                               ------       ------       ------
NET INCOME                                    $16,187      $17,164      $14,767
                                               ======       ======       ======
























Condensed Statement of Cash Flows
Year Ended December 31,                          1997         1996         1995
_______________________________________________________________________________
(in thousands)

OPERATING ACTIVITIES
Net income                                    $16,187      $17,164      $14,767
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Equity in undistributed
     income of subsidiaries                    (5,606)      (8,479)     (10,228)
    Amortization and other, net                  (282)         137         (271)
Net Cash Provided by                           ------       ------       ------
  Operating Activities                         10,299        8,822        4,268

FINANCING ACTIVITIES
Repayments of notes payable                         0            0       (1,530)
Proceeds from issuance of common stock            401          696        1,418
Repurchase of common stock                       (884)      (1,882)           0
Cash dividends paid                            (6,840)      (5,104)      (3,851)
                                               ------       ------       ------
Net Cash Used by Financing Activities          (7,323)      (6,290)      (3,963)

Net Increase (Decrease) in Cash                 2,976        2,532          305
  and Cash Equivalents
Cash and Cash Equivalents at
  Beginning of Year                             3,329          797          492
                                               ------       ------       ------
Cash and Cash Equivalents at End of
  Year                                         $6,305       $3,329         $797
                                               ======       ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                     $0           $0          $53
Cash received for income taxes                   (244)        (558)        (345)

NONCASH INVESTING AND FINANCING TRANSACTIONS
Dividends reinvested                            1,356        1,065          753


17.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
To value financial instruments for both on- and off-balance sheet assets and liabilities where it is practicable to estimate that value, quoted market prices are utilized by the Company where readily available. If quoted market prices are not available, fair values are based on estimates using present value and other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.
                                                                             60






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

UNRECOGNIZED FINANCIAL INSTRUMENTS
No fair value of loan commitments is presented since the Company does not generally collect fees for loan commitments. The fair value of guarantees and letters of credit is based on equivalent fees that would be charged for similar agreements and is less than $100,000 for 1997 and 1996.
















The book values and estimated fair values for financial instruments as of December 31, 1997 and 1996 are reflected below.

Financial Instruments
December 31, 1997                                       Book value   Fair value
_______________________________________________________________________________
(in thousands)

Financial Assets
Cash and due from banks                                    $46,820      $46,820
Securities held for sale                                   217,871      217,871
Securities held for investment                              98,622      102,191
Loans held for sale                                          2,140        2,140
Loans receivable, net                                    1,085,265    1,136,838
Accrued interest receivable                                 10,910       10,910

Financial Liabilities
Deposits                                                 1,176,841    1,183,277
Short-term borrowings                                      114,472      114,472
Long-term borrowings                                        43,104       43,157
Accrued interest payable                                     7,035        7,035


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



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 1997, 1996 and 1995 and in the subsequent interim period, there has been no change in, or disagreements on accounting matters with, the Company's independent auditor.



PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Board of Directors consists of 17 members, divided into three classes. Directors are elected to three-year terms, and one class of directors is elected at each annual meeting of shareholders.

The Company's Articles of Incorporation provide that the number of its directors will be fixed from time to time by the Board of Directors. Between meetings of shareholders held for the election of directors, the Board of Directors may increase or decrease the number of directors last approved by the shareholders by thirty percent (30%) or less. Any vacant directorship, whether resulting from an increase in the number of directors or otherwise, may be filled by the affirmative vote of the majority of the Directors then in office, whether or not a quorum of the Board of Directors exists at the time of the vote, for a term of office continuing only until the next election of directors by the shareholders. A decrease in the number of directors, however, will not have the effect of shortening the term of any incumbent director.

The following information is furnished as of December 31, 1997, with respect to each of the Company's directors and nondirector executive officers. Unless otherwise indicated, each person has been engaged in the listed occupation for the past five years.


                                                                                   Shares of
                                                       Director or                    Common
Name, Age, Principal Occupation or Position,             Executive                     Stock
Other Directorships                                        Officer         Term Beneficially                Percentage
                                                             since         ends    Owned (1)              of Class (2)
DIRECTORS

Walter L. Apperson, 64                                        1992         2000        1,981                    *
President and Chief Executive Officer,
Murray Ledger and Times, a daily newspaper

Glen Berryman, 59                                             1996         1998        8,520                    *
Independent insurance agent,
Berryman Insurance

William R. Dibert, 59                                         1989         2000       11,101                    *
President and Chief Executive Officer of Crounse
Corporation, a river transportation company

Joe Dick, 69                                                  1992         1998       30,599      (3)           *
Vice Chairman of the Corporation

R. E. Fairhurst, Jr., 50                                      1987         2000      114,943      (4)             1.10%
Owner of Fairhurst Realty, real estate broker

William Rowland Hancock, 49                                   1989         1998       42,154      (5)           *
President of Hancock Fabrics, Inc., a
fabric retailer
                                                                             63


                                                                                   Shares of
                                                       Director or                    Common
Name, Age, Principal Occupation or Position,             Executive                     Stock
Other Directorships                                        Officer         Term Beneficially                Percentage
                                                             since         ends    Owned (1)              of Class (2)
DIRECTORS - CONTINUED

James T. Holloway, 66 Consultant, Peoples Security            1994         1999       54,491      (6)           *
Finance Co.  Director, Southern Finance Co.

Dennis W. Kirtley, 53                                         1994         2000       92,277      (7)           *
President and Chief Executive Officer
of First Kentucky Federal Savings Bank

Allan B. Kleet, 48                                            1986         1999      122,346      (8)           *
Principal Accounting Officer
of the Corporation

Aubrey W. Lippert, 56                                         1983         2000      222,537      (9)             2.10%
Chairman of the Board, President, and Chief
Executive Officer of the Corporation;
Chairman of the Board and Chief Executive Officer
of PFNB

Joe Harry Metzger, 67                                         1983         1998       27,275     (10)           *
Vice President of R & M Grocery Co.

Jerry L. Page, 63                                             1983         1998      135,219     (11)             1.30%
Business Consultant

Rufus E. Pugh, 62                                             1987         1999        8,796     (12)           *
President of Golden Eagle Distributing, Inc.
a wholesale beer distributor

Neal H. Ramage, 58                                            1989         1999       48,537     (13)           *
President of Peoples First of Livingston County

Allan Rhodes, Jr., 46                                         1991         2000       19,841     (14)           *
President of Bluegrass Honda-BMW, Inc., an
automobile dealership

Mary Warren Sanders, 48                                       1992         1999       89,463     (15)           *
Certified Public Accountant with Michael D.
Pierce, CPA

Victor F. Speck, Jr., 61                                      1987         1999       42,813     (16)           *
President of Pico Properties, Real Estate
Investments
Former President of Welders Supply Company, Inc.,
a supplier of welding products and equipment



                                                                                   Shares of
                                                       Director or                    Common
Name, Age, Principal Occupation or Position,             Executive                     Stock
Other Directorships                                        Officer         Term Beneficially                Percentage
                                                             since         ends    Owned (1)              of Class (2)

EXECUTIVE OFFICERS

George B. Shaw, 51                                            1993                     9,044     (17)           *
President of PFNB
Former President and Chief
Executive Officer of Bowling
Green Bank & Trust Co.

David A. Long, 36                                             1996                     7,679     (18)           *
Chief Operating Officer of PFNB
Former President and Chief Executive
Officer of Peoples First Marshall County.

*    Represents 1% or less of the outstanding Common Stock.

(1) In the table above, the named person has sole voting and dispositive power with respect to the reported shares unless otherwise indicated. When joint ownership is noted, the joint owners share voting and dispositive power with respect to the shares. When holdings of a family member are included but are noted as being held "individually," the family member has sole voting and investment powers with respect to the indicated shares. Employees of the Corporation or PFNB have voting but no investment power with respect to shares held in the employee's ESOP account.

(2) Shares of Common Stock subject to currently exercisable options are deemed outstanding for computing the percentage of class of the person holding such options but are not deemed outstanding for computing the percentage of calss of any other person.

(3)  Includes 586 shares held jointly by Mr. Dick and his wife.

(4) Of the listed shares, Mr. Fairhurst's wife holds 6,112 shares individually, and Mr. Fairhurst's sons hold 1,110 shares. In addition, Mr. Fairhurst holds 67,788 shares as trustee for two trusts created by his father's estate, with respect to which he has sole voting and investment power.

(5) Includes 9,529 shares held jointly by Mr. Hancock and his wife and 2,258 shares owned by Mr. Hancock's minor children.

(6)  Includes 53,762 shares owned jointly by Mr. Holloway and his wife.

(7) Includes 72,188 shares held jointly by Mr. Kirtley and his wife, 1,312 shares held individually by Mr. Kirtley's wife and 3,744 shares held in Mr. Kirtley's First Kentucky Federal ESOP account for which he has voting but no investment power.

(8) Includes 117,768 shares subject to currently exercisable stock options, 753 shares held individually by Mr. Kleet's wife, and 3,825 shares held in Mr. Kleet's ESOP account. Mr. Kleet disclaims beneficial ownership of the share held by his wife.

(9) Includes 157,479 shares subject to currently exercisable stock options and 24,277 shares held in Mr. Lippert's ESOP account, and 210 shares held by Mr. Lippert as custodian for his grandchildren.

(10) Includes 23,889 shares held individually by Mr. Metzger's wife.

(11) Includes 112,843 shares held in trust for the joint benefit of Mr. Page and his wife.

(12) Includes 2,210 shares held jointly by Mr. Pugh and his wife.

(13) Includes 22,689 shares subject to currently exercisable stock options, 904 shares held in Mr. Ramage's ESOP account, and 24,755 shares held jointly by Mr. Ramage and his wife.

(14) Includes 19,378 shares held jointly by Mr. Rhodes and his wife.

(15) Includes 9,908 shares held individually by Ms. Sanders' husband and 78,594 held in trust of which Ms. Sanders is beneficial owner with voting and dispositive rights.

(16) Includes 5,594 shares held individually by Mr. Speck's wife.

(17) Includes 8,764 shares subject to currently exercisable stock options, and 49 shares held in Mr. Shaw's ESOP account.

(18) Includes 5,478 shares subject to currently exercisable stock options and 1,594 shares held in Mr. Long's ESOP account.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and officers of the Corporation and persons who beneficially own ten percent or more of the Common Stock to file reports with the Securities and Exchange Commission and the Corporation with respect to their beneficial ownership of the Corporation's equity securities. Based on its review of the reports furnished to the Corporation during and with respect to 1997, the Corporation believes that its directors, officers, and beneficial owners have filed all required reports in a timely manner.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to the compensation of the Corporation's Chief Executive Officer and its most highly compensated executive officers whose total annual salary and bonus for 1997 exceeded $100,000.


                            Annual Compensation
                                                                          Other
                                                                         Annual    Long-Term    All other
Name and Principal                                                    compensa- compensation    compensa-
Position                            Year       Salary        Bonus      tion(1)   options(#)      tion(2)

Aubrey W. Lippert                   1997     $290,000           $0           $0           $0       $8,977
Chairman of the Board,              1996      247,500       60,241            0       15,750        8,936
President and Chief                 1995      225,000       43,402            0       13,230        8,798
Executive Officer
of the Corporation
Chairman of the Board
and Chief Executive
Officer of PFNB

Allan B. Kleet                      1997     $181,385           $0           $0           $0       $8,977
Principal Accounting Officer        1996      143,774       34,994            0       33,600        8,490
of the Corporation                  1995      138,244       26,667            0        6,836        8,036

George B. Shaw                      1997     $136,000           $0           $0           $0       $7,590
President of PFNB                   1996      155,700            0            0            0        8,875
                                    1995      133,560            0            0        6,615        7,765

Dennis W. Kirtley                   1997     $115,224       $9,132      $14,200           $0       $6,431
President and Chief                 1996      112,224        9,132       14,200            0        5,827
Executive Officer of                1995      107,096        8,674       14,200            0        6,372
Peoples First, F.S.B.


(1) Does not include perquisites, the value of which in all cases did not exceed 10% of the total of the named individual's salary and bonus. Listed amounts represent fees for service as directors of the Corporation and affiliate Banks.

(2) The following amounts are included in the above table. Contributions made under the Employee Stock Ownership Plans in 1997 were Mr. Lippert $3,631; Mr. Kleet $3,631; Mr. Shaw $3,086; Mr. Kirtley $2,615. Contributions made under the 401(k) Plan in 1997 were: Mr. Lippert $4,800,; Mr. Kleet $4,800; Mr. Shaw $4,080; Mr. Kirtley $3,457. Life insurance premiums paid in 1997 were Mr. Lippert $546; Mr. Kleet $546; Mr. Shaw $424; Mr. Kirtley $359.

Options/SAR Grants in Last Fiscal Year






Individual Grants:                                                      Potential realizable
                  Number of   % of total                                    value at assumed
                 securities total options/                             annual rates of stock
                 underlying SARs granted     Exercise                 price appreciation for
                   options/ to employees      or base   Expiration           option/SAR term
Name           SARs granted      in 1997        price         date         5.00%       10.00%
____________________________________________________________________________________________

Aubrey W. Lippert         0          ---          ---          ---          ---          ---

Allan B. Kleet            0          ---          ---          ---          ---          ---

George B. Shaw            0          ---          ---          ---          ---          ---

Dennis W. Kirtley         0          ---          ---          ---          ---          ---




Aggregated Otion/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values


                                           Number of securities       Value of unexercised
                     Shares               underlying unexercised      in-the-money options
                acquired on        Value    options at year end            at year end
Name               exercise     realized  Exercisable Unexercisable Exercisable Unexercisable
____________________________________________________________________________________________

Aubrey W. Lippert         0          ---      157,479            0   $4,209,597           $0

Allan B. Kleet            0          ---      117,768            0    2,908,048            0

George B. Shaw            0          ---       23,980            0      497,458            0

Dennis W. Kirtley         0          ---            0            0            0            0





Director Compensation

Nonemployee and employee directors other than Mr. Lippert and Mr. Kleet receive an annual fee of $4,000 for their services. Directors may elect to defer directors fees until they leave the Board. Deferred amount are deemed to have been invested in either a 30 month certificate of deposit or (effective in May
1997) in Common Stock.

Joe Dick, Vice Chairman and a director of the Corporation and the former President, Chief Executive Officer and Chairman of Bank of Murray (now Peoples First of Calloway County), provided advisory services with respect to marketing, business development and oeprations to Peoples First of Calloway County from his retirement as of January 1, 1993 through December 31, 1997. For his consulting services, Mr. Dick was paid $100,000 per year during the five-year term of a consulting and non-competition agreement with the Corporation.

Dennis W. Kirtley, a director of the Corporation and President of First Kentucky Federal Savings Bank, entered into a three-year employment agreement with First Kentucky as of March 10, 1994. The employment agreement provided for Mr. Kirtley's continued employment as President and Chief Executive Officer of First Kentucky (which was merged with PFNB effective February 12, 1998) for three years from that date at a base salary, wich was $115,224 in 1997. The agreement also provided for the payment of compensation and other benefits to Mr. Kirtley upon termination of his employment in certain circumstances during the term of the agreement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1997, certain information with respect to each person known to the Corporation to beneficially own five percent or more of the outstanding Common Stock, as well as the aggregate number of shares of Common Stock beneficially owned by all of the directors and officers of the Corporation and executive officers of the Corporation's affiliate banks (the "Banks") as a group.

                                            Number of
                                           shares and
                                            nature of
                                           beneficial   Percentage
Name and Address                            ownership     of class
________________________________________________________________________________

Peoples First National                      1,147,544         11.5%
Bank and Trust Company                            (1)
100 S. 4th Street
P.O. Box 1920
Paducah, Kentucky  42001

All Directors and Officers
of the Corporation and Executive
Officers of the Banks as a
Group (29) persons                          1,165,406         11.2%
                                                  (2)          (3)

(1) Includes 847,181 share PFNB holds in a Fiduciary capacity, as trustee, executor or otherwise, including 693,024 shares held with sole voting and dispositive power, and 154,157 shares held with shared voting and dispositive power. In addition, PFNB holds 300,363 shares as Trustee for the Corporation's Employee Stock Ownership Plan (the "ESOP"), with respect to which PFNB has sole dispositive power. PFNB must vote 300,363 shares as specifically directed by each ESOP member with respect to the shares allocated to that member's account.

(2) The number of shares owned by individual directors and executive officers of the Corproation and the nature of their beneficial ownership are set forth in the table under "Item 10. Directors and Executive Officers of the Registrant." Other officers of the Corporation and executive officers of the Banks beneficially own 114,562 shares.

(3) Shares of Common Stock subject to options that are or will become exercisable within 60 days have been deemed outstanding for computing the percentage of class of the group, whose members hold the options, but are not deemed outstanding for computing the percentage of class of any other person.

Item 13.  CERTAIN RELATIONSAHIPS AND RELATED TRANSACTIONS.

The Corporation's subsidiary PFNB has engaged, and may engage in the future, in banking transactions in the ordinary course of business with various directors and officers of the Corporation and the Banks and with many of their associates. Loans to these parties have been made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with others, and in the opinion of management, such loans did not involve more than normal risk of collectability, or present other unfavorable features. The aggegate balance of outstanding loans to directors and officers of the Corporation and the Banks and certain corporations and individuals related to such persons totaled $8.4 million or 5.4% of the Corporation's stockholders' equity as of December 31, 1997.



PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)   Financial Statements are incorporated herein by reference
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

          (21)  Subsidiaries of Registrant.

          (23) Consent of KPMG Peat Marwick LLP, independent public accountants.

          (27)  Financial Data Schedules (SEC use only).

          (99)  Undertakings.

     (b)  Reports on Form 8-K

          Peoples First Corporation filed a current report on Form
          8-K dated November 17, 1997 on November 24, 1997 to report the execution of a definitive Plan and Agreement of Merger with Union Planters Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PEOPLES FIRST CORPORATION


                              Date:  03/11/98     /s/ Aubrey W. Lippert
                                                  Aubrey W. Lippert
                                                  President and Chairman
                                                  of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dated indicated.


Signature                          Title                              Date
_____________________              ______________________             ________


/s/ Aubrey W. Lippert              President and Chairman             03/11/98
Aubrey W. Lippert                  of the Board


/s/ Allan B. Kleet                 Principal Accounting Officer       03/11/98
Allan B. Kleet


/s/ William R. Dibert              Director                           03/11/98
William R. Dibert


/s/ Joe Dick                       Director                           03/11/98
Joe Dick


/s/ Richard E. Fairhurst, Jr.      Director                           03/11/98
Richard E. Fairhurst, Jr.


/s/ William Rowland Hancock        Director                           03/11/98
William Rowland Hancock


/s/ Dennis W. Kirtley              Director                           03/11/98
Dennis W. Kirtley

Signature                          Title                              Date
_____________________              ______________________             ________


/s/ Jerry L. Page                  Director                           03/11/98
Jerry L. Page

/s/ Rufus E. Pugh                  Director                           03/11/98
Rufus E. Pugh


/s/ Victor F. Speck, Jr.           Director                           03/11/98
Victor F. Speck, Jr.