Form 10-Q
period 1998-03-31
PEOPLES FIRST CORP
filed 1998-05-13
CIK 718077

_______________________________________________________________________________

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, For the Quarter Ended March 31, 1998
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's only class of stock as of March 31, 1998: Common stock, no par value - 10,029,645 shares outstanding.















______________________________________________________________________________1








INDEX                                                                      Page
_______________________________________________________________________________


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1998,
         March 31, 1997 and December 31, 1997                                 3

         Consolidated Statements of Income - Three Months
         Ended March 31, 1998 and 1997                                        4

         Consolidated Statement of Changes in Stockholders'
         Equity - Three Months Ended March 31, 1998                           5

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1998 and 1997                                        6

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26

Item 2.  Changes in Securities                                               26

Item 3.  Defaults on Senior Securities                                       26

Item 4.  Submission of Matters to a Vote of Securities Holders               26

Item 5.  Other Information                                                   26

Item 6.  Exhibits and Reports on Form 8-K                                    26


         Signatures                                                          27









                                                                              2







                                                     March 31,      December 31,
CONSOLIDATED BALANCE SHEETS                      1998         1997         1997
_______________________________________________________________________________
(in thousands)

ASSETS
Cash and due from banks                       $40,136      $33,135      $46,820
Federal funds sold                              9,700            0            0
Securities held for sale                      209,382      196,572      217,871
Securities held for investment                 90,843      111,236       98,622
Loans held for sale                             2,517        1,784        2,140
Loans receivable, net                       1,091,445    1,036,701    1,085,265
Goodwill and other intangibles                 11,743       10,661       12,106
Premises and equipment                         19,977       19,201       20,310
Other assets                                   17,348       17,196       17,863
                                            ---------    ---------    ---------
                                           $1,493,091   $1,426,486   $1,500,997
                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                             $91,009      $85,874      $90,354
  Interest-bearing transaction accounts       437,653      335,887      402,955
  Savings deposits                             73,384       85,509       73,438
  Time deposits                               607,814      615,016      610,094
                                            ---------    ---------    ---------
                                            1,209,860    1,122,286    1,176,841
Short-term borrowings                          77,672       92,052      114,472
Long-term borrowings                           35,890       54,207       43,104
Other liabilities                              12,365       11,886       11,853
                                            ---------    ---------    ---------
     Total liabilities                      1,335,787    1,280,431    1,346,270

Stockholders' Equity
  Common stock                                  7,836        7,816        7,818
  Surplus                                      70,969       69,820       70,627
  Retained earnings                            77,013       69,358       74,754
  Unrealized net gain (loss) on
   securities held for sale                     1,486         (939)       1,528
                                            ---------    ---------    ---------
                                              157,304      146,055      154,727
                                            ---------    ---------    ---------
                                           $1,493,091   $1,426,486   $1,500,997
                                            =========    =========    =========


Fair value of securities held
 for investment                               $94,042     $113,131     $102,190
Common shares issued and outstanding           10,030       10,005       10,007




See accompanying notes to consolidated financial statements.                  3






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF INCOME                             1998         1997
_______________________________________________________________________________
(in thousands, except per share data)

INTEREST INCOME
Interest and fees on loans                                 $24,718      $23,360
Taxable interest on securities                               4,048        4,066
Nontaxable interest on securities                              906          926
Interest on short-term investments                              53           39
                                                            ------       ------
                                                            29,725       28,391
INTEREST EXPENSE
Interest on deposits                                        13,405       12,164
Other interest expense                                       1,778        1,971
                                                            ------       ------
                                                            15,183       14,135
                                                            ------       ------
Net Interest Income                                         14,542       14,256
Provision for Loan Losses                                      939          839
                                                            ------       ------
Net Interest Income after
 Provision for Loan Losses                                  13,603       13,417

Noninterest Income                                           2,562        2,417
Noninterest Expense                                          9,229        9,145
                                                            ------       ------
Income Before Income Tax Expense                             6,936        6,689
Income Tax Expense                                           2,271        2,191
                                                            ------       ------
NET INCOME                                                  $4,665       $4,498
                                                            ======       ======

Earnings per Common Share
  Basic                                                      $0.47        $0.45
  Assuming dilution                                           0.46         0.44

Cash Dividend per Common Share                                0.24         0.19














See accompanying notes to consolidated financial statements.                  4






                                                                                               Unrealized
CONSOLIDATED STATEMENTS OF CHANGES            Compre-                                            net gain
 IN STOCKHOLDERS' EQUITY                      hensive       Common                  Retained    (loss) on
                                               income        stock      Surplus     earnings   securities        Total
______________________________________________________________________________________________________________________
(in thousands, except per share data)


THREE MONTHS ENDED MARCH 31, 1998

Balance at January 1, 1998                                  $7,818      $70,627      $74,754       $1,528     $154,727
Net income                                     $4,665                                  4,665                     4,665
Other comprehensive income,
 net of tax
   Change in unrealized net gain
    (loss) on securities held for sale            (42)                                                (42)         (42)
                                               ------
Comprehensive income                           $4,623
                                               ======
Cash dividends declared
  Common ($0.24 per share)                                                            (2,406)                   (2,406)
Stock issued pursuant to shareholder
 and employee plans                                             18          342                                    360
                                                            ------       ------       ------       ------      -------
Balance at March 31, 1998                                   $7,836      $70,969      $77,013       $1,486     $157,304
                                                            ======       ======       ======       ======      =======

THREE MONTHS ENDED MARCH 31, 1997

Balance at January 1, 1997                                  $7,812      $69,691      $66,762         $284     $144,549
Net income                                     $4,498                                  4,498                     4,498
Other comprehensive income,
 net of tax
   Change in unrealized net gain
    (loss) on securities held for sale         (1,223)                                             (1,223)      (1,223)
                                               ------
Comprehensive income                           $3,275
                                               ======
Cash dividends declared
  Common ($0.19 per share)                                                            (1,902)                   (1,902)
Stock issued pursuant to shareholder
 and employee plans                                             14          415                                    429
Common stock repurchased                                       (10)        (286)                                  (296)
                                                            ------       ------       ------       ------      -------
Balance at March 31, 1997                                   $7,816      $69,820      $69,358        ($939)    $146,055
                                                            ======       ======       ======       ======      =======






See accompanying notes to consolidated financial statements.                  5



                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                         1998         1997
_______________________________________________________________________________
(dollars in thousands)

OPERATING ACTIVITIES
Net income                                                  $4,665       $4,498
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            1,035          892
    Net premium amortization                                    (5)          43
    Provision for loan losses                                  939          839
    Net (increase) decrease in loans held for sale            (377)         102
    Provision for deferred income taxes                       (530)        (153)
    Increase (decrease) in accrued items                       921          479
    Other, net                                                 896         (415)
                                                            ------       ------
Net Cash Provided by Operating Activities                    7,544        6,285

INVESTING ACTIVITIES
Net increase in Federal funds sold                          (9,700)           0
Proceeds from maturities, calls and prepay-
  ments of securities held for sale                         13,654        8,653
Proceeds from maturities, calls and prepay-
  ments of securities held for investment                    8,351       12,659
Purchase of securities held for sale                        (5,103)     (24,615)
Purchase of securities held for investment                    (560)      (1,939)
Net increase in loans                                       (7,229)     (16,111)
Purchases of premises and equipment                           (322)        (425)
                                                            ------       ------
Net Cash Used by Investing Activities                         (909)     (21,778)





















See accompanying notes to consolidated financial statements.                  6






                                                             Three Months Ended
                                                                  March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED             1998         1997
_______________________________________________________________________________
(dollars in thousands)

FINANCING ACTIVITIES
Net increase in deposits                                    33,019        7,032
Net increase (decrease) in short-term borrowings           (36,800)     (40,114)
Proceeds from long-term borrowings                               0       40,500
Repayments of long-term borrowings                          (7,214)        (306)
Proceeds from issuance of common stock                          82          113
Repurchase of common stock                                       0         (296)
Cash dividends paid                                         (2,406)      (1,586)
                                                            ------       ------
Net Cash Provided by Financing Activities                  (13,319)       5,343
                                                            ------       ------
Cash and Cash Equivalents
  Increase (Decrease)                                       (6,684)     (10,150)
  Beginning of Year                                         46,820       43,285
                                                            ------       ------
  End of Period                                            $40,136      $33,135
                                                            ======       ======

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense                             $15,660      $14,148
Cash paid for income tax                                       153            0

NONCASH INVESTING AND FINANCING TRANSACTIONS
Other real estate transferred from loans, net                 (110)        (205)
Dividends reinvested                                             0          317






















See accompanying notes to consolidated financial statements.                  7








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________


NOTE A - BASIS OF PRESENTATION

Peoples First Corporation (Company) through its subsidiary, Peoples First National Bank and Trust Company, operates principally in a single business segment offering a full range of banking services to individual and corporate customers in the western Kentucky and contiguous interstate area. The Company and the subsidiary bank are subject to the regulations of various federal and state agencies and undergo periodic examination by regulators.

The accounting policies and reporting practices of the Company are based upon generally accepted accounting principles and conform to predominant practices within the banking industry. In preparing financial statements, management is required to make assumptions and estimates which affect the Company's reported amounts of assets and liabilities and the results of operations. Estimates and assumptions involve future events and may change. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the notes to consolidated financial statements contained in the 1997 annual report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

NOTE C - LOAN REVENUES
Loans receivable held for investment are carried at cost, as the Company has the ability and it is management's intention to hold them to maturity. Interest on commercial and real estate mortgage loans is accrued if deemed collectible and credited to income based upon the principal amount outstanding. Mortgage loans originated principally under programs with the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC) and held for sale are carried at the lower of cost or market value.

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

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest is not probable, or a delay in payments is expected, are evaluated for impairment. The Company measures and reports impaired loans at either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or fair value of the underlying collateral if the loan is collateral dependent. Information regarding impaired loans at March 31, 1998 and 1997 and December 31, 1997 is as follows:
                                                                              9








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


                                                     March 31,      December 31,
Impaired Loans                                   1998         1997         1997
________________________________________________________________________________
(in thousands)

Balance of impaired loans                      $8,966       $4,571       $6,300
Less portion for which no allowance
 for loan losses is allocated                       0          191            0
                                               ------       ------       ------
Portion of impaired loan balance for
 which an allowance for loan losses
 is allocated                                  $8,966       $4,380       $6,300
                                               ======       ======       ======
Portion of allowance for loan losses
 allocated to the impaired loan balance        $2,974       $1,338       $1,638
                                               ======       ======       ======


                                                             Three Months Ended
                                                                  March 31,
Impaired Loans                                                1998         1997
_______________________________________________________________________________
(in thousands)

Average investment in impaired loans                        $7,633       $4,513
Interest income recognized on
 impaired loans                                                161          103
Interest income recognized on
 impaired loans on cash basis                                    0            0


NOTE E - GOODWILL AND OTHER INTANGIBLES
Net assets of subsidiaries acquired in purchase transactions are recorded at fair value at the date of acquisition. The excess of cost over net assets acquired is amortized by systematic charges in the consolidated statements of income over the period benefited. Management evaluates the periods of amorti-zation continually to determine whether later events and circumstances warrant revised estimates. Currently, amortization is provided on a straight-line basis over fifteen years. Accumulated amortization was $5.3 million at March 31, 1998, $4.0 million at March 31, 1997 and $5.1 million December 31, 1997. Goodwill amortization expense was $244,440 for both the three months ended March 31, 1998 and 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


Core deposit intangibles, which represent the net present value of the future economic benefit related to deposits purchased, are amortized on an accelerated basis over 10 years. Accumulated amortization was $308,856 at March 31, 1998, $38,017 at March 31, 1997 and $190,056 at December 31, 1997. Core deposit intangibles amortization expense was $118,800 and $16,293, respectively, for the three months ended March 31, 1998 and 1997.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Asset values and the related amortization expense are based on estimated lives and significant changes in these lives could significantly affect future amortization expense.

NOTE F - STOCK OPTION PLAN
The Company recognizes no compensation cost for stock option grants in the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________


NOTE G - PER COMMON SHARE DATA
Share and per share information have been adjusted to give effect to a 5% stock dividend declared in January 1997.

EPS Reconciliation                                                    Per share
Three Months Ended March 31, 1998              Income       Shares       amount
_______________________________________________________________________________
(in thousands)

Basic EPS
Income available to
 common stockholders                           $4,665       10,024        $0.47
                                                                           ====
Effect of dilutive securities
  Stock options                                    --          226
                                               ------       ------
Diluted EPS                                    $4,665       10,250        $0.46
                                                                           ====

EPS Reconciliation                                                    Per share
Three Months Ended March 31, 1997              Income       Shares       amount
_______________________________________________________________________________
(in thousands)

Basic EPS
Income available to
 common stockholders                           $4,498       10,002        $0.45
                                                                           ====
Effect of dilutive securities
  Stock options                                    --          250
                                               ------       ------
Diluted EPS                                    $4,498       10,252        $0.44
                                                                           ====

NOTE H - CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
_______________________________________________________________________________



NOTE I - ACCOUNTING POLICIES
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Company adopted the provisions of this statement effective the first quarter of 1998. The statement establishes standards for reporting and display of comprehensive income and its components. Since this statement requires only additional disclosure, there was no effect on the Company's results of operations or financial position.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company will adopt the provisions of this statement effective the fourth quarter of 1998. The statement requires disclosure of selected information about operating segments including segment income, revenues and asset data. Since this statement requires only additional disclosure, there will be no effect on the Company's results of operations or financial position.

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

Headquartered in Paducah, Kentucky, the Company is a bank holding company registered with the Federal Reserve Board. The Company's market area is primarily western Kentucky and the surrounding interstate area. The Company's one commercial bank subsidiary operates principally in a single business segment offering general commercial, consumer and savings bank services through 29 banking offices. Commercial banking services, mortgage banking and consumer financing are all activities the Company considers to be their one business segment.


EARNING ASSETS
Average earning assets of the Company for the first three months of 1998 increased 4.8%, or $64.5 million to $1,416.8 million from $1,352.3 million for the first three months of 1997. This compares to average earning asset growth of 5.9% for the first three months of 1997 over the first three months of 1996, excluding the effect of the savings bank acquisition in the third quarter of 1996. A consistently favorable ratio of average earning assets to average total assets has been achieved. The ratio was 95.6% and 95.5% for the first three months of 1998 and 1997, respectively.

                                                             Three Months Ended
Table 1                                                           March 31,
Average Earning Assets                                        1998         1997
_______________________________________________________________________________
(dollars in thousands)

Total average earning assets                            $1,416,821   $1,352,268
Percent of average earning assets
  Loans                                                       77.9%        77.0%
  Securities                                                  21.8         22.8
  Other earning assets                                         0.3          0.2

The Company's primary business is making real estate, consumer and commercial loans. Loans are the Company's primary earning asset and management believes the Company should be a prominent lender. Loan growth, while still strong, has slowed from previous levels. For the first quarter of 1998, average loans increased 6.0%, or $62.7 million to $1,103.1 million from $1,040.4 million for the first quarter of 1997. For the first quarter of 1997, average loans increased 8.5%, compared to the first quarter of 1996, excluding the effect of the savings bank acquisition. The Company primarily directs lending activities to its regional market. Management has focused on retail lending and the growth of residential real estate mortgage loans over the last three years.

Table 2                                              March 31,      December 31,
Types of Loans                                   1998         1997         1997
_______________________________________________________________________________
(in thousands)

Real estate
  Residential mortgage                       $470,562     $420,987     $468,330
  Commercial mortgage                         199,695      187,234      188,502
  Construction                                 26,106       28,242       24,157
Consumer, net                                 286,904      289,806      298,724
Commercial, financial
  and agricultural                            124,621      124,844      119,924
Other                                             340          708        2,070
                                            ---------    ---------    ---------
                                            1,108,228    1,051,821    1,101,707
Allowance for loan losses                     (16,783)     (15,120)     (16,442)
                                            ---------    ---------    ---------
                                           $1,091,445   $1,036,701   $1,085,265
                                            =========    =========    =========

For the first quarter of 1998, average total securities increased 0.3%, or $0.9 million to $309.5 million from $308.6 million for the first quarter of 1997.
For the first quarter of 1997, average total securities decreased 2.0%, compared to the first quarter of 1996, excluding the effect of the savings bank acquisition. Management intends to concentrate on borrowings to fund loan growth and allow the level of securities to remain at levels to better leverage stockholders' equity.


FUNDING
The most important and stable source of funding is core deposits, considered by management to include demand deposits, interest-bearing transaction accounts, saving deposits and time deposits under $100,000. Average interest-bearing core deposits for the first three months of 1998 increased 7.7%, or $71.1 million to $995.0 million from $923.9 million for 1997. Excluding a 1997 branch purchase, the increase was $39.6 million. Average interest-bearing core deposits for the first three months of 1997 increased 3.9% compared to the first three months of 1996, excluding the savings bank acquisition. Management plans to continue to rely on non-core funding. The Company's subsidiaries have obtained various short-term and long-term advances from the Federal Home Loan Bank (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements).
The Agreements entitle the banks to borrow additional funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Additional funding totaling approximately $255.8 million is available at March 31, 1998 from undrawn federal funds purchased, lines of credit for U. S. treasury notes and FHLB advances.

                                                             Three Months Ended
Table 3                                                           March 31,
Average Interest-bearing Liabilities                          1998         1997
_______________________________________________________________________________
(dollars in thousands)

Total average interest-bearing
 liabilities                                            $1,228,797   $1,172,403
Percent of average total interest-
 bearing liabilities
   Interest-bearing core deposits                             80.9%        78.8%
   CDs of $100,000 or more                                     7.6          7.4
   Brokered deposits                                           1.1          1.3
   Short-term borrowings                                       7.0         10.4
   Long-term borrowings                                        3.3          2.0
   Other                                                       0.1          0.1


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

The level of nonperforming assets at March 31, 1998 remains at manageable levels. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 1998, the Company had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the Paducah, Kentucky, western Kentucky region, the immediate market area of the subsidiary banks.

Nonperforming assets were $1.1 million higher at March 31, 1998 than at December 31, 1997. As a percentage of total loans and other real estate, nonperforming assets were up slightly during the last three months. There are generally good economic conditions in the market area and management believes the Company's comprehensive loan administration and workout procedures are adequate to manage these credit risks. During the last five years, the allowance for loan losses coverage of nonperforming assets has always been greater than 100%.

Table 4                                              March 31,      December 31,
Nonperforming Assets                             1998         1997         1997
_______________________________________________________________________________
(dollars in thousands)

Nonaccrual loans                               $6,911       $6,195       $5,848
Loans past due ninety days                      4,627        2,014        4,451
Renegotiated loans                              2,487        2,669        2,532
Other real estate owned                           180          310          236
                                               ------       ------       ------
                                              $14,205      $11,188      $13,067
                                               ======       ======       ======
Ratios:
Nonperforming assets to total
 loans and other real estate                     1.28%        1.06%        1.18%
Allowance for loan losses to
 nonperforming assets                             118%         135%         126%


Internal credit review procedures are designed to alert management of possible credit problems which would create serious doubts as to the future ability of borrowers to comply with loan repayment terms. At March 31, 1998, loans with a total principal balance of $25.7 million were considered potential problem loans, compared to $29.3 million at March 31, 1997. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

The banking industry is experiencing an increase in consumer delinquencies and chargeoffs. Management expects the Company's level of chargeoffs and nonperforming assets to remain relatively high during 1998 compared to prior periods due to the cyclical nature of consumer credit and the Company's increase in consumer lending.


CAPITAL RESOURCES AND DIVIDENDS
The current economic and regulatory environment places increased emphasis on capital strength. The board of directors develops and reviews the capital goals and policies of the consolidated entity and subsidiary banks. The Company's capital policies are designed to retain sufficient amounts for healthy financial ratios and to maintain, at a minimum, a capital position that meets the federal regulators' well capitalized classification. Stockholders' equity was 10.5% of assets at March 31, 1998, up from 10.2% at March 31, 1997. Exclusive of the $41,833 decrease in the unrealized net gain on securities held for sale, net of applicable income taxes, stockholders' equity increased $2.6 million, or 6.9% (annualized), during the first three months of 1998. This compares to an increase, exclusive of the $1.2 million decrease in the unrealized net loss on securities held for sale, net of applicable income taxes, of $2.7 million, or 7.7% (annualized), during the same 1997 period. Based upon the nature and makeup of their current businesses, growth expectations, stock repurchase program and dividend increases, management expects all of the reporting entities' capital ratios to continue to exceed regulatory requirements.

The capital base has been strengthened through earnings retention and the issuance of common stock. The earnings retention rate, which the board of directors adjusts through declaration of cash dividends, was 47.8% for the first quarter of 1998, compared to 56.8% for the first quarter of 1997. The quarterly cash dividend was raised to $0.19 per share in the fourth quarter of 1996, to $0.22 per share in the third quarter of 1997 and to $0.24 per share in the first quarter of 1998. Subsidiary bank dividends are the principal source of funds for the Company's payment of dividends to its stockholders. At March 31, 1998, approximately $15.3 million, compared to $25.2 million at March 31, 1997, in retained earnings of subsidiary banks were available for dividend payments to the Company without regulatory approval or without reducing capital of the respective banks below minimum standards. Consolidation of subsidiary banks into the lead bank had the effect of lowering the total available subsidiary dividends.

The sale of common stock through shareholder and employee plans increased capital $359,517 and $429,248, respectively, in the first quarter of 1998 and 1997. Following the fourth quarter dividend in 1997, the Company terminated the stockholders' dividend reinvestment plan and cancelled the authorization of repurchase of shares pursuant to the merger agreement with Union Planters Corporation dated November 17, 1997.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8.0%. The minimum Tier I capital to risk-adjusted assets is 4.0%. The Company's total capital and Tier I capital to risk-adjusted assets ratio was 14.92% and 13.49%, respectively, at March 31, 1998 compared with 14.36% and 13.19%, respectively at March 31, 1997. The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of Tier I capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets.
The guidelines require a minimum leverage ratio of 3.0% for companies that meet certain specified criteria. The Company's leverage ratio was 9.78% at March 31, 1998, compared with 9.76% at March 31, 1997.

The Federal Deposit Insurance Act requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. As of March 31, 1998, the Company's insured depository institution met the criteria to be classified as "well capitalized".

RESULTS OF OPERATIONS
Net income for the first three months increased 4.4% in 1998, reaching $4.7 million, compared to $4.5 million in 1997. Earnings per common share assuming dilution for the first three months increased 4.5% to $0.46 in 1998, compared to $0.44 for 1997. Results for 1998 were impacted by increased loan volume and improved noninterest income offset by higher provision for loan losses and slightly higher noninterest expense.

Return on average stockholders' equity for the first three months of 1998 and 1997 was 12.18% and 12.57%, respectively. Return on average assets the first three months of 1998 and 1997 was 1.28% and 1.29%, respectively.

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

Table 5
Net Interest Income Analysis                  Average                   Average
Three months ended March 31, 1998              volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                      $1,103,067      $24,737         9.09%
Securities                                    309,531        5,369         7.03
Other interest earning assets                   4,223           53         5.09
                                            ---------       ------
                                            1,416,821       30,159         8.63

Time deposits                                 608,041        8,430         5.62
All other interest bearing deposits           493,125        4,975         4.09
Other interest bearing liabilities            127,631        1,778         5.65
                                            ---------       ------
                                           $1,228,797       15,183         5.01
                                                            ------         ----
Net interest income (TE) spread                            $14,976         3.62%
                                                            ======         ====
Net interest income (TE) as a percent
 of average interest-earning assets                                        4.29%
                                                                           ====

Table 6
Net Interest Income Analysis                  Average                   Average
Three months ended March 31, 1997              volume     Interest         rate
_______________________________________________________________________________
(dollars in thousands)

Loans                                      $1,040,410      $23,378         9.11%
Securities                                    308,567        5,438         7.15
Other interest earning assets                   3,291           39         4.81
                                            ---------       ------
                                            1,352,268       28,855         8.65

Time deposits                                 609,745        8,483         5.64
All other interest bearing deposits           416,247        3,681         3.59
Other interest bearing liabilities            146,411        1,971         5.46
                                            ---------       ------
                                           $1,172,403       14,135         4.89
                                                            ------         ----
Net interest income (TE) spread                            $14,720         3.76%
                                                            ======         ====
Net interest income (TE) as a percent
 of average interest-earning assets                                        4.41%
                                                                           ====


Net interest income (TE) as a percent of average earning assets was 4.29% and 4.41% for the three months ended March 31, 1998 and 1997, respectively.
Interest earned on loans for the three months ended March 31, 1998 was 4.08% greater than the average funding cost, down from 4.22% for the three months ended March 31, 1997. This downward trend is attributed to the concentration on secured residential real estate lending and a continuing competitive market.


PROVISION FOR LOAN LOSSES
The Company's primary business of making real estate, consumer and commercial loans entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Company. Accordingly, a significant factor in the Company's past and future operating results is the level of the provision for loan losses. The provision for loan losses amounted to $939,000 for the three months ended March 31, 1998, an increase of $100,000 or 11.9% when compared to $839,000 for the three months ended March 31, 1997. The increase in the 1998 provision for loan losses was influenced by the growth in outstanding loans and net loan chargeoffs, particularly consumer chargeoffs. The annualized provision for loan losses as a percentage of average loans was 0.35% for the three months ended March 31, 1998, up from 0.32% and 0.18%, for the years ended December 31, 1997 and 1996, respectively. Levels of providing for loan losses reflect, among other things, management's evaluation of potential problem loans.

Net chargeoffs as a percentage of average loans were 0.22% and 0.20% for the three months ended March 31, 1998 and 1997, respectively. The allowance for loan losses is 1.51% and 1.44%, respectively, of outstanding loans at March 31, 1998 and 1997. The allowance is maintained at a level which management considers adequate to absorb estimated potential losses in the loan portfolio, after reviewing the individual loans and in relation to risk elements in the portfolios and giving consideration to the prevailing economy and anticipated changes.

                                                             Three Months Ended
Table 7                                                           March 31,
Allowance for Loan Losses                                     1998         1997
_______________________________________________________________________________
(dollars in thousands)

Balance at beginning of period                             $16,442      $14,795
Provision charged to expense                                   939          839
Loans charged off                                             (702)        (652)
Recoveries of chargeoffs                                       104          138
                                                            ------       ------
Net loans charged off                                         (598)        (514)
                                                            ------       ------
Balance at end of period                                   $16,783      $15,120
                                                            ======       ======
Annualized Ratios:
Provision for loan losses
 to average loans                                             0.35%        0.33%
Net chargeoffs to
 average loans                                                0.22         0.20
Allowance for loan losses
 to period end loans                                          1.51         1.44


NONINTEREST INCOME
Noninterest income is an important but not yet significant source of revenue for the Company, representing 14.6% of tax-equivalent revenues, excluding securities gains, for the first quarter of 1998, up from 14.1% for the first quarter of 1997. During the last two years, the Company has continued to engage outside consulting firms to review banking products and services. As a result, fees from traditional deposit services as well as revenues from brokerage activities and other commission business have been increased by management's focus on improving all areas of noninterest income. Noninterest income amounted to $2,562,248 for the three months ended March 31, 1998, a 6.0% increase compared to $2,416,589 for the three months ended March 31, 1997. Service charges on deposit accounts, the largest component of noninterest income, increased 2.4% due to a change in the assessment of overdraft fees. Management continues to seek ways to increase fee income from services.

                                                             Three Months Ended
Table 8                                                           March 31,
Noninterest Income                                            1998         1997
_______________________________________________________________________________
(in thousands)

Service charges on deposits                                 $1,259       $1,229
Net securities gains (losses)                                    0            0
Trust fees                                                     387          316
Insurance commissions                                          109          124
Bankcard fees                                                  172          175
Other income                                                   635          573
                                                             -----        -----
                                                            $2,562       $2,417
                                                             =====        =====
Annualized Ratio:
Noninterest income
 to average assets                                            0.70%        0.69%


NONINTEREST EXPENSE
The Company's efficiency ratios have improved, despite costs associated with system changes. The ratio of overhead to revenue was 53.96% for the three months ended March 31, 1998, compared to 54.85% for the three months ended March 31, 1997. Noninterest expense to average assets was down slightly in 1998. There is a constant process of evaluation to reach the optimum balance between revenue and overhead. Prior to the third quarter of 1997, subsidiary banks used three different data processors for principal customer applications. The systems have now been converted to the Company's primary data processor to allow for more uniform applications and better employee utilization. Also during the third quarter of 1996 and in the first quarter of 1998, the remaining savings subsidiaries were merged into the lead bank. A total of seven separate subsidiaries have now been merged in order to provide opportunity for future efficiencies.

The ratio of personnel expense decreased slightly as a percentage of average total assets to 1.22% for the three months ended March 31, 1998, compared to 1.25% for the three months ended March 31, 1997. Comparable staffing levels were maintained at March 31, 1998 and 1997.

For the last three years, equipment expense has increased by an average of approximately 17.4% per year. For the first quarter of 1998, the increase was down to 3.8% from the first quarter of 1997. The Company made purchases amounting to approximately $8.6 million for equipment during the last three years as technology has advanced and the need to leverage personnel costs has intensified. Management is attempting to increase customers volumes and leverage personnel expense through the use of additional technology and plans to continue to purchase technology for new product delivery systems.

Data processing expense for the first quarter of 1998 was 2.1% lower than the first quarter of 1997, due to the previous merger of the various individual banks and the conversion of their different systems. These efficiencies offset additional business volume.
                                                                             22






Bankshare taxes imposed by the State of Kentucky have been increasing and are expected to continue to increase in future years. Increased amortization resulted from the acquisition of a branch bank in the third quarter of 1997.

                                                             Three Months Ended
Table 9                                                           March 31,
Noninterest Expense                                           1998         1997
_______________________________________________________________________________
(in thousands)

Salaries                                                    $3,722       $3,677
Employee benefits                                              724          686
Occupancy expense                                              467          476
Equipment expense                                              664          640
Deposit insurance expense                                       65           52
Data processing expense                                        711          726
Bank share taxes                                               476          411
Goodwill and other intangible
 asset amortization                                            363          260
Legal and consulting fees                                      129          365
Other expense                                                1,908        1,852
                                                            ------       ------
                                                            $9,229       $9,145
                                                            ======       ======
Annualized Ratios:
Overhead ratio                                               53.96%       54.85%
Noninterest expense
 to average assets                                            2.52         2.62


INCOME TAXES
The Company's income tax planning is based on the goal of maximizing long-term, after-tax profitability. Income tax expense is impacted by the mix of taxable versus tax-exempt revenues from loans and securities as well as certain nondeductible expenses. The effective tax rate is influenced by the level of tax-exempt income, nondeductible acquisition expenses and interstate taxation. The Company manages the effective tax rate to some degree, based upon changing tax laws, particularly alternative minimum tax provisions, the availability and price of nontaxable investment securities and other portfolio considerations.

The increase in income tax expense for the three months ended March 31, 1998 from the comparable 1997 period, is attributable to higher operating earnings. The Company's effective tax rate was 32.7% and 32.8% for the three months ended March 31, 1998 and 1997, respectively.









                                                                             23






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



















                                                                             24








Table 10
Interest Rate Sensitivity
 Analysis                           1-90       91-365     Total at      >1 - <3      >3 - <5     >5 - <15      Over 15
March 31, 1998                      Days         Days       1 year        years        years        years        years        Total
___________________________________________________________________________________________________________________________________
(in thousands)

Rate Sensitive Assets
Federal funds sold                $9,700           $0       $9,700           $0           $0           $0           $0       $9,700
Securities, at cost
  U.S. treasury
   and agencies                    1,000       20,701       21,701       11,721       37,062        1,975        1,471       73,930
  Mortgage-backed                 13,675       29,767       43,442       48,925       26,753       32,025        2,218      153,363
  Municipal bonds                    590        2,203        2,793        8,305        7,425       42,536          174       61,233
  Other                            7,771            1        7,772           35        1,601            0            0        9,408
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
                                  23,036       52,672       75,708       68,986       72,841       76,536        3,863      297,934
Loans                            317,197      417,314      734,511      180,178      111,431       80,702        3,923    1,110,745
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
                                 349,933      469,986      819,919      249,164      184,272      157,238        7,786    1,418,379
Rate Sensitive Liabilities
Deposits
  Transaction and savings        284,855            0      284,855       29,990       29,990      149,957       16,245      511,037
  Time                           138,023      266,843      404,866      176,367       19,982        6,599            0      607,814
Short-term borrowings             42,465       35,207       77,672            0            0            0            0       77,672
Long-term borrowings              26,742        2,324       29,066          718          718        3,592        1,796       35,890
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
                                 492,085      304,374      796,459      207,075       50,690      160,148       18,041    1,232,413
                                 -------      -------      -------      -------      -------    ---------    ---------    ---------
Period Gap                     ($142,152)    $165,612      $23,460      $42,089     $133,582      ($2,910)    ($10,255)    $185,966
                                 =======      =======      =======      =======      =======    =========    =========    =========

Cumulative Gap at 03/31/98     ($142,152)     $23,460      $23,460      $65,549     $199,131     $196,221     $185,966     $185,966

Cumulative Gap at 12/31/97     ($130,412)     $29,033      $29,033      $46,248     $185,976     $190,216     $173,922     $173,922

The subsidiary banks and the Company collectively measure their level of earnings exposure to future interest rate movements. Simulation and interest rate gap analyses are used to scrutinize the sensitivity of net interest income over a relatively short (1-2 years) time horizon. The analyses are used to examine the impact on earnings of an immediate interest rate shock as well as other forecasted rate scenarios. Each scenario incorporates what management believes to be the most reasonable assumptions about such variables as volumes, prepayment rates for mortgage assets and repricing characteristics. A valuation analysis is also performed to measure the sensitivity of the Company's net interest income. This analysis involves discounting projected future cash flows of assets, liabilities and off-balance sheet positions to arrive at an estimated net present economic value. The March 31, 1998 cumulative gap at one year between rate sensitive assets and liabilities has changed little from December 31, 1997.



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

                              05/13/98       /s/ Aubrey W. Lippert

                                             Aubrey W. Lippert
                                             President and Chairman
                                             of the Board



                              05/13/98       /s/ Allan B. Kleet

                                             Allan B. Kleet
                                             Principal Accounting Officer




























                                                                             27